Form 10-Q
period 1996-03-31
AER ENERGY RESOURCES INC /GA
filed 1996-05-14
CIK 863872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              ---------------------  -------------------------

Commission File Number            0-21926
                      --------------------------------------------------------



                           AER ENERGY RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Georgia                                     34-1621925
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     4600 Highlands Parkway, Suite G, Smyrna, Georgia      30082
     ---------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                               (770) 433-2127
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                               Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X   No
                             ----   ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 22,435,181 shares of Common Stock outstanding as of April 30, 1996.

                           AER ENERGY RESOURCES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                                Page
                                                                                ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Balance Sheets - March 31, 1996 and December 31, 1995.        3

         Condensed Statements of Operations - Three Months Ended March 31,       4
             1996 and 1995, and Period From July 17, 1989 (Date of Inception)
             to March 31, 1996.

         Condensed Statements of Cash Flows - Three Months Ended March 31,       5
             1996 and 1995 and Period From July 17, 1989 (Date of Inception)
             to March 31, 1996.

         Notes to Condensed Financial Statements - March 31, 1996.               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND         9
         RESULTS OF OPERATIONS


                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                                  MARCH 31,                DECEMBER 31,
                                                                                     1996                      1995
                                                                                 -----------               ------------
ASSETS                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents.......................................               $14,548,794               $16,417,152
  Trade accounts receivable (less allowances of $631 at March 31,
   1996 and $19,790 at December 31, 1995).........................                    12,324                     8,025
  Inventories.....................................................                   275,551                   254,008
  Prepaid expenses................................................                   153,856                   141,132
                                                                                 -----------               -----------
Total current assets..............................................                14,990,525                16,820,317
Equipment and improvements:
  Machinery and equipment.........................................                 2,899,937                 2,874,394
  Office equipment................................................                   423,644                   427,905
  Leasehold improvements..........................................                   253,474                   252,299
                                                                                 -----------               -----------
                                                                                   3,577,055                 3,554,598
  Less accumulated depreciation...................................                 1,627,678                 1,496,406
                                                                                 -----------               -----------
                                                                                   1,949,377                 2,058,192
Other long term assets............................................                    16,841                    16,841
                                                                                 -----------               -----------
Total assets                                                                     $16,956,743               $18,895,350
                                                                                 ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................               $    94,606               $   331,435
  Accrued royalties - related party...............................                    70,000                    60,000
  Accrued compensation............................................                    24,547                    18,550
  Other accrued expenses..........................................                   285,007                   285,765
                                                                                 -----------               -----------
Total current liabilities.........................................                   474,160                   695,750
Deferred rental expense...........................................                     5,143                     7,056
Stockholders' equity:
  Convertible debentures..........................................
  Preferred stock, no par value:                                                   1,062,278                 9,924,073
   Authorized - 10,000,000 shares; no shares issued and outstanding                       --                        --
  Common Stock, no par value:
   Authorized - 100,000,000 shares: issued and outstanding -
   22,275,183 shares at March 31, 1996 and 17,269,180 shares at
   December 31, 1995..............................................                55,911,706                46,905,677
  Notes receivable from common stock sales........................                   (71,875)                  (71,875)
  Unearned stock compensation.....................................                  (306,000)                 (342,000)
  Deficit accumulated during the development stage................               (40,118,669)              (38,223,331)
                                                                                 -----------               -----------
Total stockholders' equity........................................                16,477,440                18,192,544
                                                                                 -----------               -----------
Total liabilities and stockholders' equity........................               $16,956,743               $18,895,350
                                                                                 ===========               ===========

Note: The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements of AER Energy Resources, Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                     PERIOD FROM
                                                                    JULY 17, 1989
                                                                       (DATE OF
                               THREE MONTHS ENDED MARCH 31,         INCEPTION) TO
                               ----------------------------           MARCH 31,
                                    1996            1995               1996
                               -----------      -----------         --------------
Revenues..................    $     14,728    $     29,333         $     221,870
Cost of sales.............         553,672         542,006             3,327,199
                              ------------    ------------         -------------
Gross margin..............        (538,944)       (512,673)           (3,105,329)
Costs and expenses:
 Research and development
 - related party..........              --              --             1,145,913
 - other..................         656,436       1,798,998            21,995,752
 Marketing, general and
 administrative
 - related party..........          49,558          74,120             1,043,342
 - other..................         741,539       1,159,499            14,192,679
                              ------------    ------------         -------------
Total costs and expenses..       1,447,533       3,032,617            38,377,686
                              ------------    ------------         -------------
Operating loss............      (1,986,477)     (3,545,290)          (41,483,015)
Interest income...........         235,374         214,420             1,862,599
Interest expense
 - related parties........              --              --              (264,445)
                              ------------    ------------         -------------
Net loss..................    $ (1,751,103)   $ (3,330,870)        $ (39,884,861)
                              ============    ============         =============
Net loss per share........    $      (0.09)   $      (0.19)        $       (3.49)
                              ============    ============         =============
Weighted average shares
 outstanding..............      19,303,197      17,226,580            11,438,896

    See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                        PERIOD FROM
                                                                                                       JULY 17, 1989
                                                                                                          (DATE OF
                                                         THREE MONTHS ENDED MARCH 31,                   INCEPTION) TO
                                                         -----------------------------                     MARCH 31,
                                                             1996            1995                            1996
                                                         -------------    ------------                  --------------
OPERATING ACTIVITIES:
Net loss..............................................    $ (1,751,103)   $ (3,330,870)                 $ (39,884,861)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization........................         143,730         183,605                      2,025,599
 Amortization of unearned stock compensation..........          36,000          36,000                        396,000
 Loss on disposal of equipment........................           7,890              --                         39,091
 Deferred rental expense..............................          (1,913)         (2,123)                         5,143
 Accretion of discount on marketable securities.......              --              --                       (187,407)
 Changes in operating assets and liabilities:
  Trade accounts receivable...........................          (4,299)         (3,127)                       (12,324)
  Inventories.........................................         (21,543)         (4,288)                      (275,551)
  Prepaid expenses and other current assets...........         (12,724)         22,332                       (154,166)
  Accounts payable....................................        (236,829)        (29,161)                        94,606
  Accrued royalties payable-related party.............          10,000          15,325                         70,000
  Other current liabilities...........................           5,239         159,493                        468,488
                                                           -----------     -----------                   ------------
Net cash used in operating activities.................      (1,825,552)     (2,952,814)                   (37,415,382)

INVESTING ACTIVITIES:
Purchases of equipment and improvements...............         (42,806)       (146,210)                    (3,640,395)
Purchase of marketable securities.....................              --              --                    (11,512,296)
Purchase of license agreement.........................              --              --                       (250,000)
Proceeds from marketable securities...................              --              --                     11,700,000
Changes in other assets...............................              --              --                       (140,501)
                                                           -----------     -----------                   ------------
Net cash used in investing activities.................         (42,806)       (146,210)                    (3,843,192)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties              --              --                      5,430,000
Issuance of convertible debentures, net of issuance
costs.................................................              --              --                      9,834,500

Payments on notes payable to related parties..........              --              --                     (1,150,000)
Payments received on promissory notes.................              --           4,000                         57,425
Issuance of Common Stock, exercise of stock options...              --          10,013                        121,105
Issuance of Common Stock, net of issuance costs.......              --              --                     41,514,338
                                                           -----------     -----------                   ------------
Net cash provided by financing activities.............              --          14,013                     55,807,368
                                                           -----------     -----------                   ------------
(Decrease) increase in cash and cash equivalents......      (1,868,358)     (3,085,011)                    14,548,794
Cash and cash equivalents at beginning of period......      16,417,152      16,029,787                             --
                                                           -----------     -----------                   ------------
Cash and cash equivalents at end of period............     $14,548,794     $12,944,776                   $ 14,548,794
                                                           ===========     ===========                   ============

  See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1996



1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any interim period.


2. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through March 31, 1996 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

     Inventories

     The Company's inventory has been valued at the lower of cost or market, using the first in, first out method. The components of inventory are listed below.


                                       MARCH 31,   DECEMBER 31,
                                         1996         1995
                                       ---------  ------------
                    Raw material        $216,453      $238,101
                    Work in process       57,908        13,893
                    Finished products      1,190         2,014
                                        --------      --------
                    Total               $275,551      $254,008
                                        ========      ========

     Net Loss Per Share

     Net loss per share is based on the weighted average number of common shares outstanding during the period, including, for all periods presented, shares and Common Stock equivalents issued during the twelve months immediately preceding the effective date (June 30, 1993) of the Company's initial public offering of its Common Stock. Common Stock equivalents issued and outstanding prior or subsequent to such twelve month period have not been included since their effect would be anti-dilutive.

     In accordance with APB Opinion No. 15, supplemental loss per share data is presented for comparability purposes. The following loss per share is calculated excluding the effects of Common Stock equivalents issued during the twelve months immediately preceding the effective date of the Company's initial public offering of its Common Stock:



                                                                PERIOD FROM
                                                               JULY 17, 1989
                                                                  (DATE OF
                           THREE MONTHS ENDED MARCH 31,        INCEPTION) TO
                           ----------------------------           MARCH 31,
                              1996            1995                  1996
                           ---------         -------           -------------
Net loss per share          $(0.09)          $(0.19)              $(4.07)
                            =======          =======              =======

     Use of Estimates

     In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. During the three months ended March 31, 1996, the Company recorded a write-off of obsolete equipment with a net book value of $7,891 which has been included in marketing, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. During 1995, the Company began shipping two customized zinc-air accessory batteries designed for computer original equipment manufacturers ("OEMs"); the AER Energy PowerPro(TM), a zinc- air battery designed for certain 1995 models of Toshiba portable computers, and the AER Energy PowerSlice LX(TM), a zinc-air battery designed for the Hewlett-Packard OmniBook 600 portable computer. The Company has recorded limited revenue from the sales of these products for the three month period ended March 31, 1996. The Company has incurred cumulative losses of $39.9 million since inception to March 31, 1996. The Company expects to continue to incur operating losses through at least the end of 1996.

     The Company was formed to develop and commercialize rechargeable zinc-air batteries for portable electronic products using technology licensed from Dreisbach Electromotive, Inc. ("DEMI"). DEMI was formed in 1982 to conduct research and development on electric vehicles and battery systems utilizing, among others, zinc-air technology. DEMI's zinc-air development programs included applications for electric vehicles and portable products. The Company has licensed, through DEMI (the "DEMI License"), the rights to use certain DEMI technology including zinc-air, in non-motor vehicle applications, while DEMI has retained the rights to zinc-air technology for motor vehicle applications and to its other technologies for motor vehicle applications and batteries producing over 500 watts continuous power output. Effective October 15, 1993, the DEMI License was amended so that, under certain circumstances, some or all of the royalties due under the DEMI License are payable to the shareholders of DEMI rather than to DEMI.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

     The Company generated net revenues of $15,000 for the three months ended March 31, 1996, compared to $29,000 for the three months ended March 31, 1995.

     The Company's cost of sales for the three months ended March 31, 1996 was $554,000 as compared to $542,000 for the three months ended March 31, 1995.
The high cost of sales is primarily due to the manufacturing inefficiencies and high material costs resulting from low production volumes.

     Research and development expenses decreased to $656,000 for the three months ended March 31, 1996, from $1,799,000 for the same period in 1995. This decrease was primarily due to a $1,023,000 reduction in material, design and tooling costs, an $83,000 reduction in personnel costs, and a $13,000 reduction in travel costs. The higher costs in 1995 were due to the development of the AER Energy PowerPro and the AER Energy PowerSlice LX batteries. The Company also experienced an $18,000 reduction in legal costs pertaining to patent activity for the three months ended March 31, 1996 as compared to the same period during 1995.

     Marketing, general and administrative expenses decreased to $791,000 for the three months ended March 31, 1996 from $1,234,000 for the same period in 1995. This decrease was largely due to a $173,000 reduction in marketing, advertising and public relations costs, a $143,000 reduction in professional fees and expenses and investor relations expenses, a $56,000 reduction in consulting fees, a $32,000 reduction in amortization expense, a $30,000 reduction in bad debt expense and a $25,000 reduction in the minimum royalty expense pursuant to the DEMI License. The Company also experienced a $19,000 reduction in the write-off of obsolete inventory and a $12,000 reduction in travel related expenses. These reductions in marketing, general and administrative expenses for the three months ended March 31, 1996 as compared to the same period in 1995 were partially offset by a $28,000 increase in warranty expense and an $18,000 filing fee for the listing of additional shares on the Nasdaq Stock Market in connection with the Company's issuance of convertible debentures.

     In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. During the three months ended March 31, 1996, the Company recorded a write-off of obsolete equipment with a net book value of $7,891 which has been included in marketing, general and administrative expenses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     As of March 31, 1996, the Company had cash and cash equivalents of $14.5 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of OEM relationships, working capital and general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and other short-term, investment grade, interest-bearing instruments.

     Net cash used in operating activities decreased to $1.8 million for the three months ended March 31, 1996 from $3.0 million for the same period in 1995, primarily due to the decreases in costs and expenses discussed above in "Results of Operations".

     For the three months ended March 31, 1996, the Company used net cash of $43,000 for equipment purchases as compared to $146,000 for equipment purchases and leasehold improvements for the same period in 1995.

     In January 1996, the restricted period for conversion of the $10,675,000 principal 8% convertible debentures issued by the Company in November 1995 expired. During the three months ended March 31, 1996, $8.8 million in principal of these debentures plus accrued interest were converted into 5,006,003 shares of the Company's common stock at an average conversion price of $1.76 per share.

     Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. Starting in July 1994, the percentage of royalties dropped to 3% of net sales but may return to 4% in the event certain patents are obtained by DEMI. The Company recorded royalty expense for the three month periods ended March 31, 1996 and 1995 of $50,000 and $75,000, respectively. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales under the DEMI License are recorded in cost of sales. As of March 31, 1996 and December 31, 1995, $10,000 and $70,000, respectively, of these royalty payments remained unpaid. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,

         1996............................................ $ 150,000
         1997............................................   100,000
         1998............................................   100,000
         1999............................................    50,000

     On March 1, 1996, the Compensation Committee of the Company's Board of Directors approved a plan to reprice certain options to purchase shares of common stock granted to employees pursuant to the 1992 Stock Option Plan. Options originally priced from $4.63 to $8.00 per share were repriced at $3.19 per share, the closing market price of the common stock on March 22, 1996.
Each of the repriced options, whether or not vested, may not be exercised for a period of one year ending February 28, 1997. At March 31, 1996, options to purchase a total of 795,000 shares of common stock were repriced, of which 71,000 were fully vested prior to repricing.

     The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity into 1997. However, it may be necessary for the Company to increase its research and development and marketing expenses as it continues to work to improve its zinc-air technology and to expand its relationships with portable computer OEMs. It may also be necessary for the Company to expand its manufacturing capacity in late 1996 in order to meet anticipated 1997 sales requirements. The Company will continue to need working capital beyond that generated by its recent debenture placement, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

     The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded on July 1, 1993 and may continue to be highly volatile. Factors such as delays by the Company in achieving development goals, inability of the Company to commercialize or manufacture its products, fluctuation in the Company's operating results, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, perceived changes in the markets for various OEM applications incorporating the Company's products, the announcement or termination of relationships with OEMs, and general market conditions may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (A) EXHIBITS:


            EXHIBIT
            NUMBER             DESCRIPTION OF EXHIBITS
            -------  -----------------------------------------------

             11      Statement of Computation of Earnings per Share.

             27      Financial Data Schedule (for SEC use only).

     (B) REPORTS ON FORM 8-K:

     The registrant did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           AER ENERGY RESOURCES, INC.


Date:  May 13, 1996             By: /s/ David W. Dorheim
                                    -----------------------------------
                                    David W. Dorheim, President and
                                    Chief Executive Officer


Date:  May 13, 1996             By: /s/ M. Beth Donley
                                    -----------------------------------
                                    M. Beth Donley, Vice President,
                                    Chief Financial Officer, Secretary
                                    and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT                                                          SEQUENTIALLY
NUMBER                DESCRIPTION                                NUMBERED PAGE
- -------               -----------                                -------------

   11   Statement of Computation of Earnings per Share.               16

   27   Financial Data Schedule (for SEC use only).