Form 10-Q
period 1996-06-30
AER ENERGY RESOURCES INC /GA
filed 1996-08-14
CIK 863872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1996
                              ------------------------------------------------

                                     OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

Commission File Number                   0-21926
                       -------------------------------------------------------

                           AER Energy Resources, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                       34-1621925
- -------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


4600 Highlands Parkway, Suite G, Smyrna, Georgia                    30082
- -----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                (770) 433-2127
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X        No
                                -----         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 24,047,089 shares of Common Stock outstanding as of August 7, 1996.

                           AER ENERGY RESOURCES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                                             Page
                                                                                                             -----
                                              PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Balance Sheets - June 30, 1996 and December 31, 1995.                                      3

           Condensed Statements of Operations - Three Months Ended June 30,                                     4
                 1996 and 1995, Six Months Ended June 30, 1996 and 1995, and
                 Period From July 17, 1989 (Date of Inception) to June 30, 1996.

           Condensed Statements of Cash Flows - Six Months Ended June 30,                                       5
                 1996 and 1995 and Period From July 17, 1989 (Date of Inception)
                 to June 30, 1996.

           Notes to Condensed Financial Statements - June 30, 1996.                                             6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                      9
           RESULTS OF OPERATIONS



                                               PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  13


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                            JUNE 30,              DECEMBER 31,
                                                                              1996                    1995
                                                                         ---------------        ---------------
ASSETS                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .    $    22,550,077        $    16,417,152
  Trade accounts receivable (less allowances of $407 at June 30,
    1996 and $19,790 at December 31, 1995)  . . . . . . . . . . . . .              7,280                  8,025
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . .            243,898                254,008
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            184,772                141,132
                                                                         ---------------        ---------------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .         22,986,027             16,820,317
Equipment and improvements:
  Machinery and equipment   . . . . . . . . . . . . . . . . . . . . .          2,932,033              2,874,394
  Office equipment  . . . . . . . . . . . . . . . . . . . . . . . . .            427,318                427,905
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . .            253,474                252,299
                                                                         ---------------        ---------------
                                                                               3,612,825              3,554,598
 Less accumulated depreciation  . . . . . . . . . . . . . . . . . . .          1,772,256              1,496,406
                                                                         ---------------        ---------------
                                                                               1,840,569              2,058,192
Other long term assets  . . . . . . . . . . . . . . . . . . . . . . .             16,841                 16,841
                                                                         ---------------        ---------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    24,843,437        $    18,895,350
                                                                         ===============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .    $       225,154        $       331,435
  Accrued royalties - related party   . . . . . . . . . . . . . . . .             80,000                 60,000
  Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . .             30,916                 18,550
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . .            565,943                285,765
                                                                         ---------------        ---------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . .                                   695,750
                                                                                 902,013
Deferred rental expense . . . . . . . . . . . . . . . . . . . . . . .              3,609                  7,056
Stockholders' equity:
  Convertible debentures  . . . . . . . . . . . . . . . . . . . . . .            627,664              9,924,073
  Preferred stock, no par value:
  Authorized - 10,000,000 shares; no shares issued and outstanding  .
  Common Stock, no par value:
  Authorized - 100,000,000 shares; issued and outstanding -
    24,047,089 shares at June 30, 1996 and 17,269,180 shares at
    December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . .         65,891,061             46,905,677
  Notes receivable from Common Stock sales  . . . . . . . . . . . . .            (71,875)               (71,875)
  Unearned stock compensation   . . . . . . . . . . . . . . . . . . .           (407,049)              (342,000)
  Deficit accumulated during the development stage  . . . . . . . . .        (42,101,986)           (38,223,331)
                                                                         ---------------        ---------------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .         23,937,815             18,192,544
                                                                         ---------------        ---------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . .    $    24,843,437        $    18,895,350
                                                                         ===============        ===============

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

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                                    PERIOD FROM
                                                                                                   JULY 17, 1989
                                                                                                      (DATE OF
                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,        INCEPTION) TO
                              ------------------------------      ----------------------------       JUNE 30,
                                  1996              1995             1996             1995             1996
                              ------------      ------------      -----------      -----------      ------------
Revenues  . . . . . . . . .   $      5,363      $      4,985      $    20,091      $    34,318      $    227,233
Cost of sales . . . . . . .        378,709           355,780          932,381          897,786         3,705,908
                              ------------      ------------      -----------      -----------      ------------
Gross margin  . . . . . . .       (373,346)         (350,795)        (912,290)        (863,468)       (3,478,675)

Costs and expenses:
  Research and development
  - related party . . . . .             --                --               --               --         1,145,913
  - other . . . . . . . . .      1,048,224         1,269,797        1,704,661        3,068,795        23,043,977
  Marketing, general and
   administrative
  - related party . . . . .         49,840            74,850           99,397          148,970         1,093,181
  - other . . . . . . . . .        737,195           833,316        1,478,734        1,992,815        14,929,874
                              ------------      ------------      -----------      -----------      ------------
Total costs and expenses  .      1,835,259         2,177,963        3,282,792        5,210,580        40,212,945
                              ------------      ------------      -----------      -----------      ------------
Operating loss  . . . . . .     (2,208,605)       (2,528,758)      (4,195,082)      (6,074,048)      (43,691,620)
Interest income . . . . . .        254,450           177,747          489,824          392,167         2,117,049
Interest expense
 - related parties  . . . .             --                --               --               --          (264,445)
                              ------------      ------------      -----------      -----------      ------------
Net loss  . . . . . . . . .   $ (1,954,155)     $ (2,351,011)     $(3,705,258)     $(5,681,881)     $(41,839,016)
                              ============      ============      ===========      ===========      ============
Net loss per share  . . . .   $      (0.08)     $      (0.14)     $     (0.17)     $     (0.33)     $      (3.53)
                              ============      ============      ===========      ===========      ============
Weighted average shares
  outstanding . . . . . . .     23,153,314        17,242,877       21,232,044       17,237,384        11,858,343

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                PERIOD FROM
                                                                                               JULY 17, 1989
                                                                                                  (DATE OF
                                                            SIX MONTHS ENDED JUNE 30,          INCEPTION) TO
                                                         --------------------------------        JUNE 30,
                                                             1996               1995                1996
                                                         ------------        ------------       ------------
OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . .    $ (3,705,258)       $ (5,681,881)      $(41,839,016)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization . . . . . . . . . . .         288,310             345,316          2,170,179
  Amortization of unearned stock compensation . . . .          72,872              72,000            432,872
  Loss on disposal of assets  . . . . . . . . . . . .           7,890              14,936             39,091
  Deferred rental expense . . . . . . . . . . . . . .          (3,447)             (5,192)             3,609
  Accretion of discount on marketable securities  . .              --                  --           (187,407)

  Changes in operating assets and liabilities:
   Trade accounts receivable  . . . . . . . . . . . .             745               1,063             (7,280)
   Inventories  . . . . . . . . . . . . . . . . . . .          10,110             (13,481)          (243,898)
   Prepaid expenses and other current assets  . . . .         (43,640)             34,549           (185,082)
   Accounts payable   . . . . . . . . . . . . . . . .        (106,281)           (133,735)           225,154
   Accrued royalties payable - related party  . . . .          20,000              29,657             80,000
   Other current liabilities  . . . . . . . . . . . .         292,544             (57,608)           755,793
                                                         ------------        ------------       ------------
Net cash used in operating activities . . . . . . . .      (3,166,155)         (5,394,376)       (38,755,985)

INVESTING ACTIVITIES:
Purchases of equipment and improvements . . . . . . .         (78,577)           (172,241)        (3,676,166)
Purchase of marketable securities . . . . . . . . . .              --                  --        (11,512,296)
Purchase of license agreement . . . . . . . . . . . .              --                  --           (250,000)
Proceeds from marketable securities . . . . . . . . .              --                  --         11,700,000
Changes in other assets . . . . . . . . . . . . . . .              --                  --           (140,501)
                                                         ------------        ------------       ------------
Net cash used in investing activities . . . . . . . .         (78,577)           (172,241)        (3,878,963)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related                     --                  --          5,430,000
  parties . . . . . . . . . . . . . . . . . . . . . .
Issuance of convertible debentures, net of issuance
  costs                                                            --                  --          9,834,500
Payments on notes payable to related parties  . . . .              --                  --         (1,150,000)
Payments received on promissory notes   . . . . . . .              --               4,000             57,425
Issuance of Common Stock, exercise of stock options .          12,440              39,600            133,545
Issuance of Common Stock, net of issuance costs . . .       9,365,217                  --         50,879,555
                                                         ------------        ------------       ------------
Net cash provided by financing activities . . . . . .       9,377,657              43,600         65,185,025
                                                         ------------        ------------       ------------
Increase (decrease) in cash and cash equivalents  . .       6,132,925          (5,523,017)        22,550,077
Cash and cash equivalents at beginning of period  . .      16,417,152          16,029,787                 --
                                                         ------------        ------------       ------------
Cash and cash equivalents at end of period  . . . . .    $ 22,550,077        $ 10,506,770       $ 22,550,077
                                                         ============        ============       ============


    See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any interim period.


2. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

         AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through June 30, 1996 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.

  Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

  Inventory

         The Company's inventory has been valued at the lower of cost or market, using the first in, first out method. The components of inventory are listed below.

                                                  JUNE 30,             DECEMBER 31,
                                                    1996                   1995
                                               -------------         -------------
              Raw material                     $     208,592         $     238,101
              Work in process                         35,306                13,893
              Finished products                           --                 2,014
                                               -------------         -------------
                 Total                         $     243,898         $     254,008
                                               =============         =============

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

         In accordance with APB Opinion No. 15, supplemental loss per share data is presented for comparability purposes. The following loss per share is calculated excluding the effects of Common Stock equivalents issued during the twelve months immediately preceding the effective date of the Company's initial public offering of its Common Stock:



                                                                                 PERIOD FROM JULY 17,
                                           THREE MONTHS ENDED JUNE 30,               1989 (DATE OF
                                         ------------------------------         INCEPTION) TO JUNE 30,
                                            1996                 1995                    1996
                                         ----------           ---------         ----------------------
            Net loss per share           $    (0.08)          $   (0.14)           $   (4.07)
                                         ==========           =========            ==========


  Use of Estimates

         In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. During the three and six months ended June 30, 1996, the Company recorded a write-off of obsolete equipment with a net book value of $0 and $7,890, respectively, which was included in marketing, general and administrative expenses.

3. STOCKHOLDERS' EQUITY

         On May 20, 1996, the Company issued 1,584,158 shares of its Common Stock, and warrants to purchase an additional 835,000 shares, in a private placement at an aggregate purchase price of $10,000,000. The transaction generated proceeds of $9,365,217, net of expenses. The warrants have an exercise price of $6.3125 per share and expire in five years. The value of the warrants is included in Common Stock on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. During 1995, the Company began shipping two customized zinc-air accessory batteries designed for computer original equipment manufacturers ("OEMs"); the AER Energy PowerProTM, a zinc-air accessory battery designed for certain 1995 models of Toshiba portable computers, and the AER Energy PowerSlice LXTM, a zinc-air battery designed for the Hewlett-Packard OmniBook 600 portable computer. The Company has recorded limited revenue from the sales of these products for the three and six month periods ended June 30, 1996. The Company has incurred cumulative losses of $41.8 million since inception to June 30, 1996. The Company expects to continue to incur operating losses through at least the end of 1996.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

         The Company generated net revenues of $5,000 for each of the three month periods ended June 30, 1996 and 1995.

         The Company's cost of sales for the three months ended June 30, 1996 was $379,000 as compared to $356,000 for the three months ended June 30, 1995. The high cost of sales relative to revenues is primarily due to the manufacturing inefficiencies and high material costs resulting from low production volumes.

         Research and development expenses decreased to $1,048,000 for the three months ended June 30, 1996 from $1,270,000 for the same period in 1995. This decrease was primarily due to a $188,000 reduction in material, design and tooling costs. These costs were higher in the three month period ended June 30, 1995, due to the development in 1995 of the AER Energy PowerPro and AER Energy PowerSlice LX batteries. The Company also experienced a $43,000 reduction in personnel costs for the three months ended June 30, 1996 as compared to the same period in 1995. These decreases were partially offset by a $15,000 increase in travel expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

         Marketing, general and administrative expenses decreased to $787,000 for the three months ended June 30, 1996 from $908,000 for the same period in 1995. This decrease was largely due to a $58,000 reduction in marketing, advertising and public relations costs, a $55,000 reduction in consulting fees, a $32,000 reduction in the write-off of obsolete inventory, a $22,000 reduction in warranty expense and an $11,000 reduction in amortization expense. The Company also experienced a $25,000 reduction in minimum royalty expense pursuant to the DEMI License. These reductions were partially offset by a $59,000 increase in personnel related costs and a $24,000 increase in travel related costs.

Six Months Ended June 30, 1996 and 1995

         The Company generated net revenues of $20,000 for the six months ended June 30, 1996 as compared to $34,000 for the six month period ended June 30, 1995.

         The Company's cost of sales for the six months ended June 30, 1996 was $932,000 as compared to $898,000 for the same period in 1995. The high cost of sales relative to revenues is primarily due to low production volumes.

         Research and development expenses decreased to $1,705,000 for the six months ended June 30, 1996 from $3,069,000 for the same period in 1995. This decrease was primarily due to a reduction of $1,212,000 in material, design and tooling costs. These costs were higher in the six month period ended June 30, 1995 due to the development in 1995 of the AER Energy PowerPro and AER Energy PowerSlice LX batteries. The Company also experienced a $126,000 reduction in personnel costs and a $22,000 reduction in legal costs for the six months ended June 20, 1996 as compared to the same period in 1995.

         Marketing, general and administrative expenses decreased to $1,578,000 for the six months ended June 30, 1996 from $2,142,000 for the same period in 1995. This decrease was largely due to a $232,000 reduction in marketing, advertising and public relations costs, a $137,000 reduction in professional fees and investor relations expenses, a $111,000 reduction in consulting fees, a $42,000 reduction in amortization expense, a $31,000 reduction in bad debt expense and a $50,000 reduction in the minimum royalty expense pursuant to the DEMI License. The Company also experienced a $16,000 reduction in the write-off of obsolete inventory and a $35,000 reduction in warranty expense. These reductions in marketing, general and administrative expenses were partially offset by a $76,000 increase in personnel related costs and an $18,000 filing fee for the listing of additional shares on the Nasdaq Stock Market in connection with the Company's convertible debentures.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of June 30, 1996, the Company had cash and cash equivalents of $22.6 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of OEM relationships, working capital and other general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and other short-term, investment grade, interest-bearing instruments.

         Net cash used in operating activities decreased to $3.2 million for the six months ended June 30, 1996 from $5.4 million for the same period in 1995, primarily due to the decreases in costs and expenses discussed above in "Results of Operations".

         For the six months ended June 30, 1996, the Company used $79,000 in net cash for equipment purchases. For the same period in 1995, the Company used $172,000 for equipment purchases and leasehold improvements.

         In January 1996, the restricted period expired for the conversion of the $10,675,000 in principal 8% convertible debentures issued by the Company in November 1995. During the six months ended June 30, 1996, $9,275,000 in principal of these debentures plus accrued interest was converted into 5,166,001 shares of the Company's common stock at an average conversion price of $1.83 per share.

        In May 1996, the Company received $9,365,217 from the sale of common stock and warrants, net of expenses.

         Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. Starting in July 1994, the percentage of royalties dropped to 3% of net sales but may return to 4% in the event certain patents are obtained by DEMI. The Company recorded royalty expense for the six month periods ended June 30, 1996 and 1995 of $100,000 and $150,000,
respectively.   As of June 30, 1996 and December 31, 1995, $80,000 and $60,000,
respectively, of these royalty payments remained unpaid. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,
            1996................................................150,000
            1997................................................100,000
            1998................................................100,000
            1999.................................................50,000

         The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity into 1998. However, it may be necessary for the Company to increase its research and development and marketing expenses as it continues to work to improve its zinc-air technology and to expand its relationships with portable computer OEMs. It may also be necessary for the Company to expand its manufacturing capacity in late 1996 in order to meet anticipated 1997 sales requirements. The Company anticipates that it will continue to need working capital beyond that generated by its recent private placement, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

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

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's 1996 Annual Meeting of Shareholders was held on May 9, 1996. The Company's shareholders voted to elect all seven of the Company's nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement (who are set forth below).

           Name of Nominee                            Affirmative Votes                  Votes Withheld
           ---------------                            -----------------                  --------------
           Charles M. Boesenberg                          18,044,613                           22,530
           David W. Dorheim                               18,044,613                           22,530
           William L. Jackson                             18,041,113                           26,030
           H. Douglas Johns                               18,044,613                           22,530
           Jon A. Lindseth                                18,044,613                           22,530
           Alain Oberrotman                               18,044,113                           23,030
           John L. Wilkes                                 18,040,613                           26,530

           In addition to the election of directors, the following matter was voted upon and approved by a vote of 17,980,427 for, 57,696 against and 29,020 abstentions or broker non-votes as to the proposal:

           Approval to amend the Company's 1992 Stock Option Plan to increase the number of shares available for issuance under the Plan from 1,000,000 shares to 1,500,000 shares.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)   EXHIBITS:

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBITS
- ------                    -----------------------
  10.1     Securities Purchase Agreement, dated as of May 13, 1996, by and between FW AER Partners, L.P. and AER Energy Resources, Inc.*

  10.2     Warrant to Purchase Shares of Common Stock.*

  11       Statement of Computation of Earnings per Share.

  27       Financial Data Schedule (for SEC use only).

           *Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K (File No. 0-21926), as filed with the Securities and Exchange Commission on May 23, 1996.

           (B) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED JUNE 30, 1996:

                 The Company filed a Form 8-K dated May 20, 1996. The following item was reported:

                          Item 5. Other Events - Private placement of 1,584,158
                                  shares of Common Stock and warrants to
                                  purchase an additional 835,000 shares at an aggregate purchase price of $10,000,000.

                                  No financial statements were filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AER ENERGY RESOURCES, INC.


Date:  August 12, 1996      By:     /s/      David W. Dorheim
                                ----------------------------------------------
                                David W. Dorheim, President and
                                Chief Executive Officer


Date:  August 12, 1996      By:     /s/      M. Beth Donley
                                ---------------------------------------------
                                M. Beth Donley, Vice President, Chief
                                Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT                                                                                       SEQUENTIALLY
NUMBER                    DESCRIPTION                                                        NUMBERED PAGE
- ------                    -----------                                                        -------------
  10.1       Securities Purchase Agreement, dated as of May 13, 1996, by and between
             FW AER Partners, L.P. and AER Energy Resources, Inc.*

  10.2       Warrant to Purchase Shares of Common Stock.*

  11         Statement of Computation of Earnings per Share.

  27         Financial Data Schedule (for SEC use only).
- -------------------------------------------------------------
* Incorporated herein by reference to the Exhibit with the same description to the Company's report on
  Form 8-K (File No. 0-21926), as filed with the Securities and Exchange Commission on May 23, 1996.