Form 10-Q
period 1996-09-30
AER ENERGY RESOURCES INC /GA
filed 1996-11-12
CIK 863872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               --------------------------------------------

                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -------------------

Commission File Number                   0-21926
                       ----------------------------------------------------

                          AER ENERGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                   Georgia                                  34-1621925
        --------------------------------                ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)


  4600 Highlands Parkway, Suite G, Smyrna, Georgia               30082
 ------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


                                  (770) 433-2127
     ------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


                                  Not Applicable
-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X        No
                             ----------      ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 24,065,563 shares of Common Stock outstanding as of November 1, 1996.

                           AER ENERGY RESOURCES, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                                             Page
                                                                                                             -----
                                                  PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


           Condensed Balance Sheets - September 30, 1996 and December 31, 1995.                                 3

           Condensed Statements of Operations - Three Months Ended September 30,                                4
                 1996 and 1995, Nine Months Ended September 30, 1996 and 1995, and
                 Period From July 17, 1989 (Date of Inception) to September 30, 1996.

           Condensed Statements of Cash Flows - Nine Months Ended September 30,                                 5
                 1996 and 1995 and Period From July 17, 1989 (Date of Inception)
                 to September 30, 1996.

           Notes to Condensed Financial Statements - September 30, 1996.                                        6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                      9
           RESULTS OF OPERATIONS



                                                   PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                          September 30,          December 31,
                                                                                              1996                   1995
                                                                                         --------------        --------------
              ASSETS                                                                       (Unaudited)
              Current assets:
                Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .        $   20,495,833         $   16,417,152
                Trade accounts receivable (less allowances of $2,029 at September
                  30, 1996 and $19,790 at December 31, 1995)  . . . . . . . . . .                 1,277                  8,025
                Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .               181,597                254,008
                Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . .               203,299                141,132
                                                                                         --------------         --------------
              Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            20,882,006             16,820,317
              Equipment and improvements:
                Machinery and equipment . . . . . . . . . . . . . . . . . . . . .             2,946,988              2,874,394
                Office equipment  . . . . . . . . . . . . . . . . . . . . . . . .               436,030                427,905
                Leasehold improvements  . . . . . . . . . . . . . . . . . . . . .               254,766                252,299
                                                                                         --------------         --------------
                                                                                              3,637,784              3,554,598
               Less accumulated depreciation  . . . . . . . . . . . . . . . . . .             1,900,944              1,496,406
                                                                                         --------------         --------------
                                                                                              1,736,840              2,058,192
              Other long termassets . . . . . . . . . . . . . . . . . . . . . . .                16,841                 16,841
                                                                                         --------------         --------------
              Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   22,635,687         $   18,895,350
                                                                                         ==============         ==============
              LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                Accounts payable   . . . . . . . . . . . . . . . . . . . . .  . .        $      128,286         $      331,435
                Accrued royalties - related party . . . . . . . . . . . . . . . .                25,000                 60,000
                Accrued compensation  . . . . . . . . . . . . . . . . . . . . . .                 8,414                 18,550
                Other accrued expenses  . . . . . . . . . . . . . . . . . . . . .               288,539                285,765
                                                                                         --------------         --------------
              Total current liabilities . . . . . . . . . . . . . . . . . . . . .               450,239                695,750
              Deferred rental expense . . . . . . . . . . . . . . . . . . . . . .                 3,600                  7,056
              Stockholders' equity:
                Convertible debentures. . . . . . . . . . . . . . . . . . . . . .             1,336,641              9,924,073
                Preferred stock, no par value:
                Authorized - 10,000,000 shares; no shares issued and outstanding                      -                      -
                Common stock, no par value:
                Authorized - 100,000,000 shares; issued and outstanding--
                  24,065,563 shares at September 30, 1996 and 17,269,180 shares at
                  December 31, 1995   . . . . . . . . . . . . . . . . . . . . . .            65,209,711             46,905,677
                Notes receivable from common stock sales  . . . . . . . . . . . .               (71,875)               (71,875)
                Unearned stock compensation   . . . . . . . . . . . . . . . . . .              (367,752)              (342,000)
                Deficit accumulated during the development stage  . . . . . . . .           (43,924,877)           (38,223,331)
                                                                                         --------------         --------------
              Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .            22,181,848             18,192,544
                                                                                         --------------         --------------
              Total liabilities and stockholders' equity  . . . . . . . . . . . .        $   22,635,687         $   18,895,350
                                                                                         ==============         ==============


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

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                                                 PERIOD FROM
                                                                                                                JULY 17, 1989
                                            THREE MONTHS                            NINE MONTHS                    (DATE OF
                                         ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,             INCEPTION) TO
                                 --------------------------------       ---------------------------------       SEPTEMBER 30,
                                       1996               1995                 1996               1995                1996
                                 --------------------------------       ---------------------------------     ------------------
 Revenues  . . . . . . . . .     $      1,463       $      92,901       $      21,554       $     127,219      $     228,696
 Cost of sales . . . . . . .          214,008             737,662           1,146,389           1,635,448          3,919,916
                                 ------------       -------------       -------------       -------------      -------------
 Gross margin  . . . . . . .         (212,545)           (644,761)         (1,124,835)         (1,508,229)        (3,691,220)

 Costs and expenses:
   Research and development
   - related party . . . . .               --                  --                  --                  --          1,145,913
   - other . . . . . . . . .        1,186,416             854,442           2,891,076           3,923,237         24,230,393
   Marketing, general and
     administrative
    - related party  . . . .           24,953              47,213             124,350             196,183          1,118,134
    - other  . . . . . . . .          670,377             804,359           2,149,111           2,797,174         15,600,251
                                 ------------       -------------       -------------       -------------      -------------
 Total costs and expenses  .        1,881,746           1,706,014           5,164,537           6,916,594         42,094,691
                                 ------------       -------------       -------------       -------------      -------------
 Operating loss  . . . . . .       (2,094,291)         (2,350,775)         (6,289,372)         (8,424,823)       (45,785,911)
 Interest income . . . . . .          299,024             146,519             788,848             538,686          2,416,073
 Interest expense
  - related parties  . . . .               --                  --                  --                  --           (264,445)
                                 ------------       -------------       -------------       -------------      -------------
 Net loss  . . . . . . . . .     $ (1,795,267)      $  (2,204,256)      $  (5,500,524)      $  (7,886,137)     $ (43,634,283)
                                 ============       =============       =============       =============      =============
 Net loss per share  . . . .     $      (0.07)      $       (0.13)      $       (0.25)      $       (0.46)     $       (3.55)
                                 ============       =============       =============       =============      =============
  Weighted average shares
   outstanding . . . . . . .       24,058,133          17,257,495          22,178,701          17,244,185         12,284,779

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                                          PERIOD FROM
                                                                                                         JULY 17, 1989
                                                                                                           (DATE OF
                                                                   NINE MONTHS ENDED SEPTEMBER 30,        INCEPTION) TO
                                                                   ----------------------------------     SEPTEMBER 30,
                                                                         1996               1995              1996
                                                                   ------------------ ---------------  ------------------
  OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (5,500,524)    $  (7,886,137)   $   (43,634,283)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .           414,583           498,344          2,296,453
    Amortization of unearned stock compensation . . . . . . . .           112,170           108,000            472,169
    Loss on disposal of assets  . . . . . . . . . . . . . . . .             7,890            14,936             39,091
    Deferred rental expense . . . . . . . . . . . . . . . . . .            (3,456)           (8,261)             3,600
    Accretion of discount on marketable securities  . . . . . .                --                --           (187,407)

    Changes in operating assets and liabilities:
     Trade accounts receivable  . . . . . . . . . . . . . . . .             6,748           (65,923)            (1,277)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . .            72,411            17,192           (181,597)
     Prepaid expenses and other current assets  . . . . . . . .           (62,167)           80,807           (203,609)
     Accounts payable   . . . . . . . . . . . . . . . . . . . .          (203,149)          (80,478)           128,286
     Accrued royalties payable - related party  . . . . . . . .           (35,000)          (40,343)            25,000
     Other current liabilities  . . . . . . . . . . . . . . . .            (7,362)           89,955            455,887
                                                                   --------------     -------------    ---------------
  Net cash used in operating activities . . . . . . . . . . . .        (5,197,856)       (7,271,908)       (40,787,687)

  INVESTING ACTIVITIES:
  Purchases of equipment and improvements . . . . . . . . . . .          (101,120)         (278,128)        (3,698,708)
  Purchase of marketable securities . . . . . . . . . . . . . .                --                --        (11,512,296)
  Purchase of license agreement . . . . . . . . . . . . . . . .                --                --           (250,000)
  Proceeds from marketable securities . . . . . . . . . . . . .                --                --         11,700,000
  Changes in other assets . . . . . . . . . . . . . . . . . . .                --                --           (140,501)
                                                                   --------------     -------------    ---------------
  Net cash used in investing activities . . . . . . . . . . . .          (101,120)         (278,128)        (3,901,505)

  Financing activities:
  Proceeds from revolving credit note to related parties. . . .                --                --          5,430,000
  Issuance of convertible debentures, net of issuance costs . .                --                --          9,834,500
  Payments on notes payable to related parties  . . . . . . . .                --                --         (1,150,000)
  Payments received on promissory notes   . . . . . . . . . . .                --             4,000             57,425
  Issuance of Common Stock, exercise of stock options . . . . .            12,440            45,700            133,545
  Issuance of Common Stock, net of issuance costs . . . . . . .         9,365,217                --         50,879,555
                                                                   --------------     -------------    ---------------
  Net cash provided by financing activities . . . . . . . . . .         9,377,657            49,700         65,185,025
                                                                   --------------     -------------    ---------------
  Increase (decrease) in cash and cash equivalents  . . . . . .         4,078,681        (7,500,336)        20,495,833
  Cash and cash equivalents at beginning of period  . . . . . .        16,417,152        16,029,787                 --
                                                                   --------------     -------------    ---------------
  Cash and cash equivalents at end of period  . . . . . . . . .    $   20,495,833     $   8,529,451    $    20,495,833
                                                                   ==============     =============    ===============


    See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any interim period.


2. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

         AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through September 30, 1996 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.

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


                                    SEPTEMBER 30,              DECEMBER 31,
                                        1996                       1995
                                    -------------             -------------
      Raw material                  $     158,032             $     238,101
      Work in process                      23,565                    13,893
      Finished products                      --                       2,014
                                    -------------             -------------
         Total                      $     181,597             $     254,008
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

         In accordance with APB Opinion No. 15, supplemental loss per share data is presented for comparability purposes. The following loss per share is calculated excluding the effects of Common Stock equivalents issued during the twelve months immediately preceding the effective date of the Company's initial public offering of its Common Stock:



                                                                               PERIOD FROM JULY 17,
                                                                                   1989 (DATE OF
                                         NINE MONTHS ENDED SEPTEMBER 30,           INCEPTION) TO
                                         -------------------------------           SEPTEMBER 30,
                                             1996                1995                 1996
                                         ----------           -----------       ---------------
         Net loss per share              $    (0.25)          $    (0.46)       $         (4.05)
                                         ==========           ==========        ===============


  Use of Estimates

         In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. During the three and nine months ended September 30, 1996, the Company recorded a write-off of obsolete equipment with a net book value of $0 and $7,890, respectively, which was included in marketing, general and administrative expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. During 1995, the Company began shipping two customized zinc-air accessory batteries designed for computer original equipment manufacturers ("OEMs"); the AER Energy PowerProTM, a zinc-air accessory battery designed for certain 1995 models of Toshiba portable computers, and the AER Energy PowerSlice LXTM, a zinc-air accessory battery designed for the Hewlett- Packard OmniBook 600 portable computer. During the three months ended September 30, 1996, the Company phased out the AER Energy PowerPro battery, which was compatible with Toshiba portable computers that went out of production in late 1995. In September 1996, Hewlett-Packard introduced its OmniBook 800 portable computer, an upgrade of its OmniBook 600. An increase in the power requirements of the OmniBook 800 over the OmniBook 600 plus the Company's incorporation of its most recent technology enhancements into its battery products have resulted in delays in marketing the Company's AER Energy PowerSlice LX battery. The Company has recorded limited revenue from the sales of the AER Energy PowerPro and the AER Energy PowerSlice LX for the three and nine month periods ended September 30, 1996. The Company has incurred cumulative losses of $43.6 million since inception to September 30, 1996. The Company expects to continue to incur operating losses at least through the end of 1997.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

         The Company generated net revenues of $1,000 for the three months ended September 30, 1996 as compared to $93,000 for the three months ended September 30, 1995. The revenues for the quarter ended September 30, 1995 resulted from the sales of AER Energy PowerPro batteries. These batteries were introduced in June 1995 to run certain 1995 models of Toshiba portable computers which are now out of production. The AER Energy PowerPro was phased out by the Company during the three months ended September 30, 1996.

         The Company's cost of sales for the three months ended September 30, 1996 was $214,000 as compared to $738,000 for the three months ended September 30, 1995. The high cost of sales relative to revenues is primarily due to the manufacturing inefficiencies and high material costs resulting from low production volumes.

         Research and development expenses increased to $1,186,000 for the three months ended September 30, 1996 from $854,000 for the same period in 1995. This increase was primarily the result of an allocation of $368,000 in manufacturing overhead costs to research and development reflecting the extensive use of the Company's manufacturing facilities for technology development and product testing during the three months ended September 30, 1996. The Company also experienced $17,000 increases in both legal and personnel costs for the three months ended September 30, 1996 as compared to September 30, 1995. These increases were partially offset by a $41,000 reduction in material, design, and tooling costs, a $12,000 decrease in facility costs and a $10,000 decrease in depreciation.

         Marketing, general and administrative expenses decreased to $695,000 for the three months ended September 30, 1996 from $852,000 for the same period in 1995. This decrease was largely due to a $104,000 reduction in warranty expense, a $52,000 reduction in consulting fees and a $35,000 reduction in marketing, advertising and public relations for the three months ended September 30, 1996 as compared to September 30, 1995. The Company also experienced a $22,000 reduction in minimum royalty expense pursuant to the DEMI License and a $14,000 reduction in the write-off of obsolete inventory. These reductions were partially offset by a $49,000 increase in facility costs, a $37,000 increase in professional fees and investor relations expense, a $25,000 increase in personnel related costs and a $10,000 increase in travel related expenses.

Nine Months Ended September 30, 1996 and 1995

         The Company generated net revenues of $22,000 for the nine months ended September 30, 1996 as compared to $127,000 for the nine month period ended September 30, 1995. The revenues for the nine months ended September 30, 1995, resulted primarily from the sales of AER Energy PowerPro batteries.
These batteries were introduced in June 1995 to run certain 1995 models of Toshiba portable computers which are now out of production. The AER Energy PowerPro was phased out by the Company during the three months ended September 30, 1996.

         The Company's cost of sales for the nine months ended September 30, 1996 was $1,146,000 as compared to $1,635,000 for the same period in 1995. The high cost of sales relative to revenues is primarily due to low production volumes.

         Research and development expenses decreased to $2,891,000 for the nine months ended September 30, 1996 from $3,923,000 for the same period in 1995. This decrease was primarily due to a reduction of $887,000 in material, design and tooling costs. These costs were higher in the nine month period ended September 30, 1995 due to the development in 1995 of the AER Energy PowerPro and AER Energy PowerSlice LX batteries. The Company also experienced a $109,000 reduction in personnel costs and a $25,000 reduction in facility costs for the nine months ended September 30, 1996 as compared to the same period in 1995.

         Marketing, general and administrative expenses decreased to $2,273,000 for the nine months ended September 30, 1996 from $2,993,000 for the same period in 1995. This decrease was largely due to a $268,000 reduction in marketing, advertising and public relations costs, a $163,000 decrease in consulting fees, a $101,000 reduction in professional fees and investor relations expenses, a $98,000 decrease in warranty expense and a $72,000 reduction in the minimum royalty expense pursuant to the DEMI License. The Company also experienced a $65,000 reduction in the write-off of obsolete inventory, a $42,000 decrease in amortization expense and a $36,000 reduction in bad debt expense. These reductions in marketing, general and administrative expenses were partially offset by a $101,000 increase in personnel related costs, a $52,000 increase in facility costs, a $21,000 increase in travel expenses, and an $18,000 filing fee for the listing of additional shares on the NASDAQ Stock Market in connection with the Company's convertible debentures.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of September 30, 1996, the Company had cash and cash equivalents of $20.5 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of OEM relationships, working capital and other general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and other short-term, investment grade, interest-bearing instruments.

         Net cash used in operating activities decreased to $5.2 million for the nine months ended September 30, 1996 from $7.3 million for the same period in 1995, primarily due to the decreases in costs and expenses discussed above in "Results of Operations".

         For the nine months ended September 30, 1996, the Company used $101,000 in net cash for equipment purchases. For the same period in 1995, the Company used $278,000 for equipment purchases and leasehold improvements.

         In January 1996, the restricted period expired for the conversion of the $10,675,000 in principal 8% convertible debentures issued by the Company in November 1995. During the nine months ended September 30, 1996, $9,325,000 in principal of these debentures plus accrued interest was converted into 5,184,475 shares of the Company's common stock at an average conversion price of $1.84 per share.

         In May 1996, the Company received $9,365,217 from the sale in a private placement of common stock and warrants, net of expenses.

         Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. Starting in July 1994, the percentage of royalties dropped to 3% of net sales but may return to 4% in the event certain patents are obtained by DEMI. The Company recorded royalty expense for the nine month periods ended September 30, 1996 and 1995 of $125,000 and $200,000, respectively. As of September 30, 1996 and December 31, 1995, $25,000 and $60,000, respectively, of these royalty payments remained unpaid. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,
                 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $150,000
                 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $100,000
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $100,000
                 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 50,000

         The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity into 1998. However, it may be necessary for the Company to increase its research and development and marketing expenses as it continues to work to improve its zinc-air technology and to expand its relationships with portable computer OEMs. It may also be necessary for the Company to expand its manufacturing capacity in order to meet anticipated sales requirements. The Company anticipates that it will continue to need working capital beyond that generated to date, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

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

                          PART II - OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)   EXHIBITS:

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBITS
------                    -----------------------


  11         Statement of Computation of Earnings per Share.
  27         Financial Data Schedule (for SEC use only)


           (B) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

                 The registrant did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AER ENERGY RESOURCES, INC.

Date:  November 12, 1996             By:    /s/     David W. Dorheim
                                           -------------------------------------
                                           David W. Dorheim, President and
                                           Chief Executive Officer


Date:  November 12, 1996             By:  /s/     M. Beth Donley
                                          -------------------------------------
                                          M. Beth Donley, Vice President, Chief
                                          Financial Officer, Secretary and Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT                                                                                   SEQUENTIALLY
NUMBER                 DESCRIPTION                                                        NUMBERED PAGE
------                 -----------                                                        -------------
  11                   Statement of Computation of Earnings per Share.                        17
  27                   Financial Data Schedule (for SEC use only)