Form 10-K405
period 1996-12-31
AER ENERGY RESOURCES INC /GA
filed 1997-03-27
CIK 863872

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                   FORM 10-K
(MARK ONE)



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------

                       Commission File Number 0-21926

                         AER ENERGY RESOURCES, INC.
           (Exact name of registrant as specified in its charter)


                       GEORGIA                       34-1621925
            (State or other jurisdiction of       (I.R.S.  Employer
              incorporation or organization)      Identification No.)


              4600 HIGHLANDS PARKWAY, SUITE G, SMYRNA, GEORGIA
                  (Address of principal executive offices)
                                    30082
                                 (Zip Code)
    Registrant's telephone number, including area code:   (770) 433-2127

                               ---------------
         Securities registered pursuant to Section 12(b) of the Act:

                                    None

                               ---------------
         Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on the Nasdaq Stock Market's National Market on March 21, 1997, was approximately $34,907,854.

     As of March 21, 1997, the registrant had outstanding 24,364,570 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE:

        Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference to the extent indicated in Part II of this Form 10-K. In addition, certain portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.
===============================================================================

                               TABLE OF CONTENTS

PART I

 Item    1.  Business ................................................................    3
         2.  Properties ..............................................................   11
         3.  Legal Proceedings .......................................................   12
         4.  Submission of Matters to a Vote of Security Holders .....................   12
             Executive Officers of the Registrant ....................................   13

 PART II
 ----------

 Item    5.  Market for Registrant's Common Equity and Related Stockholder
              Matters .................................................................  15
         6.  Selected Financial Data ..................................................  15

         7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ............................................  15
         8.  Financial Statements and Supplementary Data ..............................  15
         9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................................................  15

PART III
----------

Item   10.  Directors and Executive Officers of the Registrant ........................  16
       11.  Executive Compensation ....................................................  16
       12.  Security Ownership of Certain Beneficial Owners and Management ............  16
       13.  Certain Relationships and Related Transactions ............................  16

PART IV
----------

Item   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............. 17


                                    PART I
ITEM 1.  BUSINESS.

GENERAL

     AER Energy Resources, Inc. (the "Company" or "AER Energy") is engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries that provide long, continuous run-time to users of portable computers and other portable electronic products. The Company believes the limited run-time between recharges (generally two to four hours) offered by other manufacturers' rechargeable batteries is a major source of dissatisfaction to some users of portable computers. The Company's rechargeable zinc-air technology, which provides high energy density by weight and high energy storage capacity, is being used to develop batteries capable of operating most portable computers and certain other portable electronic products at maximum power continuously for a full workday on a single charge.

     Since its inception, the Company has been a development stage company and has generated only minimal revenues from battery product sales. The Company has focused its efforts on developing and improving its rechargeable zinc-air technology, establishing the manufacturing process, developing relationships with portable computer manufacturers (OEMs), defining and developing market opportunities and testing and selling rechargeable zinc-air batteries. During 1994, the Company converted its pilot manufacturing line to a production facility and began shipping its first battery product.

     The Company has initially produced and marketed two types of rechargeable batteries: stand-alone accessory batteries designed to power certain models of the installed base of portable computers; and customized optional batteries designed to power specific computer models of certain OEMs. The Company's stand-alone accessory batteries and customized optional batteries have been marketed to end-users through specialty computer catalogs, value-added resellers (VARs) and direct sales. The Company's customized optional batteries have also been marketed through OEM accessory catalogs.

     During 1995, the Company introduced two customized optional batteries for portable computer OEMs, the AER Energy PowerProTM and the AER Energy PowerSlice LXTM. The AER Energy PowerPro was designed to power several 1995 models of Toshiba portable computers which were discontinued by Toshiba in late 1995. As a result, the Company phased out the AER Energy PowerPro in 1996. The AER Energy PowerSlice LX was designed for the Hewlett-Packard (HP) OmniBook 600 PC portable computer that was upgraded to the more powerful Pentium-based OmniBook 800 in September 1996. The increased power requirements of the OmniBook 800 necessitated an upgrade of the AER Energy PowerSlice LX, and the Company began shipping limited quantities of the upgraded version in the first quarter of 1997. The Company recognized $23,000 in net revenues from the sales of AER Energy PowerPro and AER Energy PowerSlice LX batteries during the year ended December 31, 1996.

     Although net revenues generated from battery product sales have been minimal, the Company has used information gained from the field use of its batteries to further improve its zinc-air technology and battery product marketing. During 1996, the Company made significant improvements to its rechargeable zinc-air technology, enabling it to build a
3.2 pound prototype battery with sufficient power to operate a 30 plus watt portable computer for a full workday on a single charge. As a result of eliminating the need to add mercury to its zinc-air batteries during 1996, AER Energy's rechargeable zinc-air batteries are no longer considered hazardous waste under federal regulations and can be disposed of as household waste. Also in 1996, the Company developed a low-cost design process that enables it to more quickly adapt its battery product designs to serve different applications.

     During 1997, the Company hopes to obtain a commitment from one or more OEMs to design a portable computer that is mechanically and electrically compatible with an AER Energy zinc-air battery.

     The Company was formed to develop and commercialize rechargeable zinc-air batteries for portable electronic products using technology licensed from Dreisbach Electromotive, Inc. ("DEMI"). DEMI was formed in 1982 to conduct research and development on electric vehicles and battery systems utilizing, among others, zinc-air technology. The Company and DEMI entered into a license agreement (the "DEMI License") in July 1989 whereby DEMI granted to the Company exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights.

     The Company was originally incorporated in Ohio in July 1989 under the name Aerobic Power Systems, Inc. It subsequently changed its state of incorporation to Georgia and its name to AER Energy Resources, Inc.


TECHNOLOGY OVERVIEW

     The market for batteries is currently being served by a variety of different battery technologies, some of which were first commercialized approximately 100 years ago. Each of these battery technologies offers certain attributes such as energy density, energy storage capacity, cost, configuration and service life which make it best suited for particular product applications. Choosing the appropriate battery to serve a given application involves matching the battery's characteristics to the user's application requirements. The Company is not aware of any single battery technology that can ideally serve all applications.

     The battery industry is broadly segmented into two types of batteries: disposable and rechargeable. Disposable batteries, which include carbon-zinc and alkaline technologies, are used until discharged and then discarded and typically are priced below rechargeable batteries. Applications suited to disposable batteries include products such as flashlights that operate at low power and require infrequent use. In contrast, rechargeable batteries can be discharged and then recharged to almost full capacity and discharged again. Rechargeable batteries are best suited for applications that would require the frequent replacement of a disposable battery. Commercially available rechargeable batteries include nickel-cadmium, nickel-metal hydride, lithium-ion, lead acid batteries and AER Energy's zinc-air batteries.

     The Company believes important rechargeable battery characteristics include energy density, energy storage capacity, cell voltage and discharge voltage profile. Energy density can be calculated based on either the weight or volume of the battery. For a given amount of energy, higher energy density by weight yields lighter batteries and higher energy density by volume yields smaller batteries. Energy storage capacity refers to the limits on a battery's ability to store energy safely and practically. Batteries with high energy storage capacity may more easily be configured to deliver increased operating time. Cell voltage determines the number of individual cells that must be connected in series to provide the overall voltage required to operate a specific product. Generally, batteries requiring fewer cells to achieve a given battery voltage are more reliable and facilitate OEM product design. The shape of a battery's discharge voltage profile defines the range of voltage over which a product must operate to utilize all of the energy stored in the battery. A battery with a flat discharge profile delivers a more consistent level of voltage throughout the battery's discharge cycle and may simplify OEM product design and contribute to better operating efficiency.

     The Company believes its zinc-air rechargeable batteries offer a unique combination of high energy density by weight and high energy storage capacity. In addition, the Company's zinc-air battery cell has a flat discharge voltage profile that can be an advantage in OEM product design and contribute to better operating efficiency.

BUSINESS STRATEGY

     The Company's strategy is to capitalize on the demand for long run-time batteries by mobile workers dissatisfied with the run-time of portable computers powered by other manufacturers' rechargeable batteries. The Company's objective is to become a leading producer of long run-time rechargeable zinc-air batteries. The following are key elements of the Company's strategy:

     Technology Development. The Company believes that, although it has made very substantial technical progress, there is still a significant opportunity to further improve its rechargeable zinc-air battery technology. The Company's principal product research and development objectives to date have been to improve energy storage capacity and energy density, reduce battery size, increase power output, increase the number of recharges, reduce recharge time, extend overall field service life, eliminate added mercury and lower product costs. The Company intends to incorporate any such improvements into existing and future products as appropriate.

     Marketing. The Company has pursued parallel marketing strategies aimed at selling rechargeable zinc-air batteries to both end-users and OEMs of portable computers and other portable electronic products. The Company has learned that selling directly to end-users is a difficult and expensive process due to the lack of standard interfaces to power portable computers and the rapid obsolescence of computer products. Therefore, the Company believes the key to generating significant revenues depends largely on one or more computer OEMs developing portable computers that are designed to be mechanically and electrically compatible with AER Energy zinc-air batteries. This is the Company's primary marketing focus in 1997.

     In past relationships with OEMs, the Company designed customized optional zinc-air batteries to operate specific portable computers that were already being marketed by the OEMs, such as the AER Energy PowerPro and AER Energy PowerSlice LX batteries. In these relationships, the Company was responsible for the design and distribution of the batteries. The Company is currently working to obtain a commitment from one or more OEMs to design a portable computer that is mechanically and electrically compatible with an AER Energy zinc-air battery. In the future, the Company plans to pursue OEMs of portable computers and other portable electronic products to develop products with an AER Energy rechargeable zinc-air battery fitting inside the product, thereby eliminating the need for a separate battery case and reducing the size and weight of the product and battery combination.

     The Company plans to continue its direct end-user sales effort by targeting selected corporations which utilize large numbers of the same model of portable computer in applications requiring long run-time. The sale of accessory batteries to end-users is designed to provide actual field usage information that can be used to further technology development and to validate battery performance to support the Company's marketing effort with computer OEMs.

     Manufacturing. In order to maintain control of its development and manufacturing processes, the Company believes that, at least currently, it is desirable to manufacture its batteries itself rather than contract with third party manufacturers.

PRODUCTS

     During 1996, the Company produced and marketed two customized optional batteries designed to power specific computer models of two OEMs -- the AER Energy PowerPro and the AER Energy PowerSlice LX. As discussed above, the AER Energy PowerPro was phased out of production during 1996. Also discussed above, the AER Energy PowerSlice LX was upgraded during 1996 in order to accommodate the increased power requirements of the HP OmniBook 800 portable computer. The Company began shipping limited quantities of the upgraded version of the PowerSlice LX in the first quarter of 1997.

MARKETING AND SALES

     The Company has conducted market research with certain individual users and major corporate purchasers of portable computers and determined that many mobile workers are dissatisfied with the run-time exhibited by portable computers powered by other manufacturers' rechargeable batteries. The Company believes an unserved market exists for long run-time batteries with mobile workers who depend on portable computer operation in mobile environments and carry multiple batteries. The Company is marketing computer batteries that provide a full workday operation specifically to this segment of mobile workers, both directly to portable computer end-users and through OEMs.

     End-User Markets. The Company has a marketing communications program primarily utilizing computer industry publications and trade shows. The
Company has distributed its stand-alone accessory batteries and customized optional batteries through specialty computer catalogs, VARs and direct sales to end-users, targeting major corporations and governmental agencies. The Company has agreements with three regional distribution sales representative organizations to support end-user distribution of accessory batteries.

     OEM Markets. The Company's marketing efforts to OEMs are supplemented by regional OEM sales representative organizations. The Company currently has agreements with five such organizations.

     The Company currently employs six people in its sales and marketing department. Their responsibilities include the sales and marketing of the Company's battery products and the development of relationships with OEMs.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts have been focused on programs that lead to the commercialization of its rechargeable zinc-air batteries. The Company has continued to work on improvements to its zinc-air technology, materials and processing methods, with technical goals tied to specific product application needs. The Company's principal product research and development objectives to date have been to improve energy storage capacity and energy density, reduce battery size, increase power delivery, increase the number of recharges, reduce recharge time, eliminate added mercury, extend overall field service life and lower product costs. The Company's research and development activities during 1996 resulted in a smaller, thinner zinc-air cell that enables the Company to make more powerful batteries, the elimination of added mercury and a low-cost design process that allows the Company to quickly adapt the size of its battery products to serve different applications.

     A majority of the Company's expenses to date have been for research and development. The Company's research and development expenses for the years ended December 31, 1996, 1995 and 1994 were $4,208,000, $4,696,000 and $6,341,000, respectively.

MANUFACTURING

     The Company currently manufactures its zinc-air batteries itself rather than contracting with third party manufacturers. The Company believes that control of the basic elements of the production process should assist the Company in its efforts to improve the performance and quality of its zinc-air batteries and maintain a proprietary position.

     The Company commenced pilot production of prototype batteries in the fourth quarter of 1992. In 1993, the Company purchased certain equipment for the production of air cathodes used in its zinc-air batteries and licensed certain related air cathode process technology pursuant to an agreement (the "Westinghouse License") with Westinghouse Electric Corporation ("Westinghouse"). During 1994, the Company converted its pilot manufacturing line to a production facility for volume assembly of rechargeable zinc-air batteries, both prototype batteries and batteries for sale to customers. To date, the Company has produced more than 74,000 cells at its manufacturing facility for use in experimental testing and field trials and in the production of more than 2,600 zinc-air batteries.

     The principal raw materials used in the production of the zinc-air batteries are zinc, carbon, potassium hydroxide and metal and plastic parts. These materials are available from multiple sources in North America and Asia. The Company is seeking to build long term relationships with vendors to generate reliable sources of supply.

ENVIRONMENTAL MATTERS

     The Company is subject to various United States federal, state and local standards that govern the storage, use and disposal of various chemicals used in and waste materials produced in the manufacture of its zinc-air batteries, including zinc, carbon, potassium hydroxide, solvents and adhesives. These standards include the Environmental Protection Agency's regulations governing the amount of zinc in the manufacturing waste stream and state and local regulations governing fire protection, air quality standards and employee safety, training and preparedness.

     During 1996, the Company eliminated the addition of mercury to its zinc-air cells and batteries without sacrificing size, weight or power. Under federal regulations, the Company's rechargeable zinc-air batteries with no added mercury are not considered hazardous waste and can be disposed of as household garbage. However, the Company believes that some of the chemicals currently used in its batteries, such as zinc metal and potassium hydroxide, may subject its batteries to regulation in the future.

COMPETITION

     The development and marketing of battery products is highly competitive. The industry consists primarily of major domestic and international companies, the vast majority of which have financial, technical, marketing, sales, manufacturing, distribution and other resources and name recognition substantially greater than those of the Company as well as established positions in the market and established ties with OEMs.

     The Company is not aware of any competitor currently developing rechargeable zinc-air batteries for portable computers and other portable electronic products. Although the Company does not have extensive knowledge of specific competitive activities, the Company is aware that a great deal of battery research is in progress on a global basis. The Company believes that its major competitors are makers of nickel-cadmium, nickel-metal hydride and lithium-based batteries. Ralston Purina's Eveready Division, Gillette's Duracell Division, Sanyo Electric Co., Ltd., Toshiba Corporation, Matsushita Electric Industrial Co., Ltd., SAFT and Varta Batterie AG, among others, currently manufacture nickel-cadmium or nickel-metal hydride batteries or both. Sony Corporation, Sanyo Electric Co., Ltd. and Matsushita Electric, among others, are marketing a lithium-ion battery that is designed for use with portable computers, video cameras and cellular telephones. Valence Technology, Inc., Ultralife Batteries, Inc., Hydro-Quebec, Yuasa Battery Company, Ltd., Dowty Battery Company and Asahi Chemical Industry Company, Ltd. are engaged in the research and development of lithium-polymer batteries, which are not yet commercially available. In addition, companies such as Sony, Matsushita, Sanyo, SAFT, Tadiran Electronic Industries, Eveready, Duracell and Toshiba, and possibly other companies, have active research and development programs to commercialize high energy density batteries.

No assurance can be given that such companies will not develop batteries similar or superior to the Company's zinc-air batteries.

PATENTS AND LICENSES

     The Company relies on certain technology for which either the Company or DEMI has sought patent protection, including certain patents licensed to the Company by DEMI. The Company has sought to protect certain technology that the Company believes to be proprietary, filing patent applications for such technology both in the United States and in certain countries abroad. The Company plans to prosecute infringements to its patent rights, where appropriate. However, there can be no assurance that any particular infringement will be prosecuted, or if prosecuted, that it will be successful. The Company also plans to rely upon trade secrets, know-how, continuing technological innovations and its ability to exploit new opportunities to develop and maintain its competitive position.

     The Company has exclusive rights to nine DEMI patents (except for motor vehicle applications) which have been issued in the United States, (three of which have issued in Japan and one has issued in Europe), three of which cover the air manager system. The air manager system regulates the flow of air within the battery, a critical variable affecting zinc-air battery life. During the last six years, the Company has been granted thirteen United States and three European patents. In addition, the Company has filed eight United States and eighteen foreign patent applications and currently has nine patent disclosures in review. It is the Company's intention to continue to consider filing new patent applications in the United States, Japan, Europe and Canada as appropriate for technology, products and product improvements that its research and commercialization activities might yield.

     United States patents, either issued to or applied for by DEMI, Mr. Cheiky, or the Company, and in each case subject to the DEMI License, relate to some of the operating parameters of the zinc-air battery system. The Company and DEMI entered into the DEMI License in July 1989 whereby DEMI granted to the Company the exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights. The DEMI License includes the right to sublicense and it covers any new zinc-air technology developed or acquired by DEMI, or by Mr. Mike Cheiky, DEMI's former principal scientist, prior to expiration of his employment agreement with DEMI. For these rights, the Company agreed to pay DEMI royalties, beginning in 1991, of 4% of net sales through July 18, 2004, subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. The applicable percentage of royalties is currently 4% of net sales. After July 18, 2004, the Company may continue to use such licensed technology without payment of further royalties. In order to maintain exclusive rights to the technology covered by the DEMI License, the Company must pay minimum royalties to DEMI for the first ten years of the DEMI License (through 1999). Pursuant to a Technology Assignment Agreement, DEMI also had rights to battery technology developed by Mr. Cheiky after the expiration of his employment agreement with DEMI (which expired on October 15, 1993) and prior to July 19, 2004, subject to certain annual payments to be made to Mr. Cheiky and certain other conditions and exceptions. This Technology Assignment Agreement was terminated on December 26, 1995. Effective October 15, 1993, the DEMI License was amended so that, under certain circumstances, some or all of the royalties due under the DEMI License are payable to the shareholders of DEMI rather than to DEMI. DEMI has also agreed to the terms of a proposed OEM air manager license agreement to be entered into by the Company and any OEMs licensing the air manager system, which provides that 4% of the royalties the Company receives from sublicensing the air manager system will be payable to DEMI, subject to the reduction as provided in the proposed agreement. Pursuant to the DEMI License, a relationship for the exchange of technology exists between the Company and DEMI.

     The DEMI License currently includes nine patents. The DEMI patents relate to air manager systems, an electrolyte recirculating system, a flexible cell case which allows for internal volume change during charge and discharge, a continuous consumable anode, a coated air electrode and an attachment method for zinc-air batteries. The Company currently is utilizing only the technology embodied in the air manager system. The Company has designed its air manager system to use the principles described in DEMI's United States Patent No. 4,913,983, which expires in the year 2008, No. 5,387,477, which expires in 2012, and No. 5,571,630 which expires in 2014. The Company has done a validity study and believes that these patents are valid over prior art known to the Company. The Company has developed several air manager system improvements and has five United States patent applications on its designs relating to the air manager system. The Company believes that the air manager patents and pending applications under which it has rights have the potential to provide significant intellectual property benefits for the Company's zinc-air batteries.

     In order to manufacture air electrodes for its zinc-air batteries at its present production facility, the Company purchased production equipment and licensed the accompanying air electrode and process technology pursuant to the Westinghouse License. The Westinghouse License included two patents. One, which expired in August 1993, relates to an air electrode which can both charge and discharge and the other, which expires in 1997, relates to a multi-ply pasted air electrode. Presently the Company believes that the trade secrets covered by the Westinghouse License will offer more benefit to the Company than the patents covered by the Westinghouse License. The Company paid Westinghouse a total of $325,000 to purchase the production equipment. The Company's rights with respect to use of Westinghouse's air electrode technology are exclusive for portable computer products, but non-exclusive for all other portable products. The Westinghouse License entitled the Company to improvements developed or acquired by Westinghouse prior to May 1, 1995. The Company has an option to negotiate with Westinghouse to acquire certain other Westinghouse improvements developed or acquired by Westinghouse from May 1, 1995 to May 1, 1998. Under the Westinghouse License, the Company paid an initial license fee of $250,000 and is obligated to pay royalties of 1% of its revenues from sales of zinc-air battery products up to $300,000, followed by royalties of 0.5% of such revenues up to an additional $350,000, at which time no further royalties for product sales will be due. In addition, for ten years the Company will pay Westinghouse the greater of (i) 50% of any sublicense fees it receives if it sublicenses the technology licensed from Westinghouse, or (ii) 0.5% of sublicensee product sales. Currently, the Company has no plans to license its rights to zinc-air technology to any other company, except for possibly sublicensing the air manager system to OEMs in connection with design-in products.

     In addition to potential patent protection, the Company attempts to protect its trade secrets and other proprietary information through secrecy agreements with customers, suppliers, employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

     At December 31, 1996, the Company had 64 regular employees and 2 temporary employees. Of the total number of regular employees, 20 were engaged in product research and development, 31 (including 10 hourly employees) were engaged in manufacturing and manufacturing process development and 13 were in marketing and general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FORWARD LOOKING STATEMENTS

     This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from OEMs of portable computers to design portable computers mechanically and electrically compatible with the Company's batteries, Company's ability to ramp up production to meet anticipated sales, impact of any future governmental regulations, impact of pricing, costs of materials, ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control.


ITEM 2.  PROPERTIES.

     The Company leases 9,600 square feet of office administration, engineering and testing space and an additional 24,800 square feet of production and manufacturing space in Smyrna, Georgia. Both facilities are located within the same industrial park. The Company believes that its existing facilities and equipment, together with equipment to be purchased with existing cash, will be adequate to manufacture its zinc-air batteries in commercial quantities through 1997. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to, and no property of the Company is presently the subject of, any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 15, 1997 were as follows:


             NAME         AGE                   POSITION
      ------------------  ---  ------------------------------------------

      David W. Dorheim    47   President, Chief Executive Officer and
                               Director

      R. Dennis Bentz     46   Vice President -- Manufacturing

      M. Beth Donley      44   Vice President -- Chief Financial Officer,
                               Treasurer and Secretary

      Frank M. Harris     44   Vice President -- Marketing and Sales

      Lawrence A. Tinker  44   Vice President -- Engineering


     David W. Dorheim joined the Company in 1989 as President, Chief Executive Officer and a director. From 1985 to 1989, Mr. Dorheim was Vice President, Battery Assembly Division, Gates Energy Products, Inc., with responsibility for assembly operations in Juarez, Mexico, Newcastle, England and Hong Kong as well as a design center in El Paso, Texas. Prior to 1985, Mr. Dorheim held various marketing and sales positions with the General Electric Battery Division in Gainesville, Florida, including Regional Sales Manager and Manager of Marketing Programs. Mr. Dorheim is a director of DEMI.

     R. Dennis Bentz joined the Company in 1990 as Vice President -- Manufacturing. Mr. Bentz was employed from 1978 to 1990 by Duracell International, Inc., a battery manufacturer. Mr. Bentz's last four years at Duracell were spent as Product Engineering Manager, with responsibility for product and process design of alkaline, lithium and disposable zinc-air batteries. Prior to 1987, Mr. Bentz managed the Duracell development and testing facility in Tarrytown, New York and served as Engineering Manager and Product Engineer.

     M. Beth Donley joined the Company in August 1994 as Cost Accounting Manager and was promoted to Vice President -- Chief Financial Officer, Treasurer and Secretary in September 1994. From 1987 to 1994, Ms. Donley was employed by BraeLoch Holdings Inc., a New Orleans-based independent operator of oil and gas properties, where she served as Manager of Financial Reporting and Manager of Corporate Planning and Analysis. Prior to 1987, Ms. Donley served as a consulting manager for Ernst & Young LLP, a national public accounting firm, was a partner in a Texas-based public accounting firm, and held various supervisory positions with E. I. Dupont de Nemours and Co., a chemical manufacturing company, and GHR Industries, Inc., an independent oil and gas producer and refiner. Ms. Donley is a certified public accountant.

     Frank M. Harris joined the Company in 1990 as Vice President -- Marketing and Sales.

From 1987 through 1989, Mr. Harris was employed by International Components Corporation, a Chicago-based manufacturer of battery chargers, as Vice President of Engineering and Director of Sales. From 1986 to 1987, Mr. Harris served as Manager of Marketing Programs for a lighting product line of the GE Business Lighting Group. From 1981 to 1986, Mr. Harris worked with the battery business of General Electric where he held positions in market research and served as manager of private label battery marketing.

     Lawrence A. Tinker joined the Company in January 1993 as Vice President -- Engineering. During the prior five years, Dr. Tinker was employed by Gates Energy Products, Inc., where his most recent position was Manager, Technology for aerospace batteries. In this position, Dr. Tinker managed a group of scientists responsible for developing nickel-cadmium, nickel-metal hydride and nickel-hydrogen aerospace battery systems. Prior to 1988, Dr. Tinker was employed by Ballard Research Inc. for six years, where he managed the research and development effort for rechargeable lithium battery systems. Dr. Tinker holds a Bachelors and Masters degree in Chemistry from Georgia State University, and a Doctorate degree in Chemistry from the University of Texas.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information contained under the caption "Shareholder Information" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report to Shareholders") is incorporated herein by reference in response to this Item 5.

     On May 20, 1996, the Company sold for $10 million 1,584,158 shares of its common stock and warrants to purchase an additional 835,000 shares of common stock at $6.31 per share to one accredited investor. The transaction was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) and Regulation D promulgated thereunder. The Company paid finders' fees to Wasserstein Perella & Co., Inc. and UBS Securities, Inc. of $250,000 each, for a total of $500,000.

ITEM 6. SELECTED FINANCIAL DATA.

     Information contained under the caption "Selected Financial Data" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements for the Company and the Report of Independant Auditors thereon are contained in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the nominees for Directors of the Company set forth under "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

     Information concerning the Executive Officers of the Company is contained in a separate section captioned "Executive Officers of the Registrant" in Part I of this report and is incorporated herein by reference in response to the information required by this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under "Voting Securities" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents:

     (1) The following financial statements of the Company and Report of Independent Auditors are contained in the Company's 1996 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8.

     Balance Sheets as of December 31, 1996 and 1995

     Statements of Operations for the years ended December 31, 1996, 1995, and 1994, and for the period from July 17, 1989 (date of inception) to December 31, 1996

     Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994, and for the period from July 17, 1989 (date of inception) to December 31, 1996

     Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994, and for the period from July 17, 1989 (date of inception) to December 31, 1996

     Notes to Financial Statements

     Report of Independent Auditors

     (2) Financial Statement Schedules

     Financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or the notes thereto.

     (3) Exhibits:

EXHIBIT
-------
 NUMBER                            DESCRIPTION OF EXHIBITS
-------                            -----------------------
    3.1  --   Articles of Incorporation of the Company, as amended.(1)

    3.2  --   Bylaws of the Company, as amended.(1)

    4.1  --   See Articles II and VII of the Company's Articles of Incorporation located within Exhibit 3.1.

    4.2  --   See Articles 2, 3 and 4 of the Company's Bylaws located within Exhibit 3.2.

   10.1  --   License Agreement dated July 19, 1989 among the Company, Dreisbach

              Electromotive, Inc. and Mike Cheiky.(2)

   10.2   --  Technology Assignment Agreement dated July 19, 1989 among the Company, Dreisbach Electromotive, Inc. and Mike
              Cheiky.(2)

   10.3   --  Shareholders Agreement among the existing stockholders of the Company.(2)

   10.4   --  Industrial Real Estate Lease dated February 5, 1991 between the Company and Brentwood One and Brentwood II Joint
              Venture.(2)

   10.5   --  Lease dated September 16, 1992 between the Company and Indian Trail Development Company.(2)

   10.6*  --  AER Energy Resources, Inc. 1992 Stock Option Plan, as amended.(2)

   10.7*  --  Form of Non-Qualified Stock Option Agreement.(3)

   10.8*  --  Form of Incentive Stock Option Agreement.(3)

   10.9   --  Agreement dated May 12, 1993 between the Company and Westinghouse Electric Corporation.(2)

   10.10* --  Form of Indemnity Agreement with Directors.(2)

   10.11  --  Voting and Co-Sale Agreement dated July 17, 1992 among the Company, Jon A. Lindseth, Battery Partners, Elmwood
              Partners II, The Kindt-Collins Company, Odyssey Partners, L.P. and Chemical Equity Associates.(2)

   10.12  --  Consent to Partial Assignment of Royalties and Amendment No. 2 to License Agreement dated as of October 15, 1993 among the Company, Dreisbach Electromotive, Inc. and Mike Cheiky.(4)

   10.13  --  Amended and Restated DEMI/AER Air Manager Agreement dated October 15, 1993 among the Company, Dreisbach
              Electromotive, Inc. and Mike Cheiky.(4)

   10.14* --  AER Energy Resources, Inc. 1993 Non-Employee Directors' Restricted Stock Award Plan.(4)

   10.15* --  Form of Director's Restricted Stock Award Agreement.(5)

   10.16* --  Stock Option Agreement dated November 2, 1989 by and between David W. Dorheim and Aerobic Power Systems, Inc. (now
              AER Energy Resources, Inc.) (6)

   10.17* --  Stock Option Agreement dated February 8, 1991 by and between R. Dennis Bentz and AER Energy Resources, Inc. (6)

                                      18

 10.18*  --   Stock Option Agreement dated July 1, 1990 by and between Frank M.  Harris and Aerobic Power Systems, Inc.  (now AER
              Energy Resources, Inc.). (6)

 10.19   --   Lease Agreement dated November 15, 1993 between AER Energy
              Resources, Inc. and Highlands Park Associates. (7)

 10.20   --   Lease Agreement dated March 25, 1994 between AER Energy
              Resources, Inc. and Highlands Park Associates. (7)

 10.21*  --   Stock Option Agreement dated December 20, 1994 between H.
              Douglas Johns and AER Energy Resources, Inc. (8)

 10.22*  --   Consulting Agreement dated December 20, 1994 between H.
              Douglas Johns and AER Energy Resources, Inc. (9)

 10.23  --    Form of Convertible Debenture Subscription Agreement. (10)

 10.24  --    Form of 8% Convertible Debenture due November 17, 1997. (10)

 10.25  --    Registration Rights Agreement. (10)

 10.26  --    Warrant to Purchase Common Stock. (10)

 10.27  --    Amendment No. 3 to License Agreement and Termination of
              Technology Assignment Agreement dated December 26, 1995.

 10.28  --    Securities Purchase Agreement, dated as of May 20, 1996, by and between FW AER Partners, L.P. and AER Energy Resources, Inc. (11)

 10.29  --    Warrant to Purchase Common Stock (11)

 10.30* --    Agreement between H. Douglas Johns and AER Energy Resources, Inc.
              dated November 7, 1996, amending Mr. Johns' Consulting Agreement and
              Stock Option Agreement.

 11     --    Computation of Per Share Loss.

 13     --    The Registrant's Annual Report to Shareholders for the year ended
              December 31, 1996.  Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities
              Exchange Act of 1934.

 21     --    Subsidiaries of the Company. (2)

 23     --    Consent of Ernst & Young LLP., Independent Auditors


                                      19

 27     --    Financial Data Schedule (for SEC use only).

------------------------------------------------------------------------
     * Indicates management contract or compensatory plan or arrangement.

(1)  Filed on June 17, 1993 as an Exhibit to Amendment No. 2 to the
     Registrant's Registration Statement on Form S-1 (File No. 33-62668) and
     incorporated herein by reference.
(2)  Filed on May 14, 1993 as an Exhibit to the Registrant's Registration
     Statement on Form S-1 (File No. 33-62668) and incorporated herein by reference.
(3)  Filed on October 5, 1993 as an Exhibit to the Registrant's Registration
     Statement on Form S-8 (File No. 33-69982) and incorporated herein by reference.
(4)  Filed on October 29, 1993 as an Exhibit to the Registrant's Quarterly
     Report on Form 10-Q (File No. 0-21926) for the quarter ended September 30,
     1993 and incorporated herein by reference.
(5)  Filed on September 24, 1993 as an Exhibit to the Registrant's
     Registration Statement on Form S-8 (File No. 33-69462) and incorporated herein by reference.
(6)  Filed on March 25, 1994 as an Exhibit to the Registrant's Annual Report
     on Form 10-K (File No. 0-21926) for the year ended December 31, 1993 and incorporated herein by reference.
(7)  Filed on September 23, 1994 as an Exhibit to the Registrant's
     Registration Statement on Form S-1 (File No. 33-84300) and incorporated herein by reference.
(8)  Filed on February 2, 1995 as an Exhibit to the Registrant's Registration
     Statement on Form S-8 (File No. 33-89068) and incorporated herein by reference.
(9)  Filed on March 23, 1995 as an Exhibit to the Registrant's Annual Report on
     Form 10-K (File No. 0-21926) for the year ended December 31, 1994 and incorporated herein by reference.
(10) Filed on December 13, 1995 as an Exhibit to the Registrant's Form 8-K
     (File No. 0- 21926) and incorporated herein by reference.
(11) Filed on May 20, 1996 as an Exhibit to the Registrant's Form 8-K (File
     No. 0-21926) and incorporated herein by reference.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

     The registrant did not file any reports on Form 8-K during quarter ended
     December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                       AER ENERGY RESOURCES, INC.



                                       By:  /s/ David W. Dorheim
                                       --------------------
                                       David W. Dorheim,
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                               TITLE                     DATE
    ---------------------           ---------------------------------  --------------

    /s/  Jon A. Lindseth            Chairman                           March 27, 1997
    ---------------------
    Jon A. Lindseth

    /s/  David W. Dorheim           Director, President and Chief      March 27, 1997
    ---------------------
    David W. Dorheim                Executive Officer

    /s/  M. Beth Donley             Vice President -- Chief Financial  March 27, 1997
    ---------------------           Officer, Treasurer and Secretary
    M. Beth Donley                  (Principal Accounting Officer and
                                    Principal Financial Officer)

    /s/  David G. Brown             Director                           March 27, 1997
    ---------------------
    David G. Brown

    /s/  Charles M. Boesenberg      Director                           March 27, 1997
    --------------------------
    Charles M. Boesenberg

    /s/  William L. Jackson         Director                           March 27, 1997
    --------------------------
    William L. Jackson

    /s/  H. Douglas Johns           Director                           March 27, 1997
    --------------------------
    H. Douglas Johns

    /s/  John L. Wilkes             Director                           March 27, 1997
    -------------------
    John L. Wilkes