Form 10-Q
period 1997-03-31
AER ENERGY RESOURCES INC /GA
filed 1997-05-09
CIK 863872

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                              --------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                       to
                              -----------------------   ------------------------

Commission File Number            0-21926
                      ----------------------------------------------------------



                         AER ENERGY RESOURCES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Georgia                                    34-1621925
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     4600 Highlands Parkway, Suite G, Smyrna, Georgia      30082
     --------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                               (770) 433-2127
     --------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

There were 24,404,399 shares of Common Stock outstanding as of April 30, 1997.

                          AER ENERGY RESOURCES, INC.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX



                        PART I - FINANCIAL INFORMATION



                                                                              Page
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Balance Sheets - March 31, 1997 and December 31, 1996.        3

         Condensed Statements of Operations - Three Months Ended March 31,       4
             1997 and 1996, and Period From July 17, 1989 (Date of Inception)
             to March 31, 1997.

         Condensed Statements of Cash Flows - Three Months Ended March 31,       5
             1997 and 1996 and Period From July 17, 1989 (Date of Inception)
             to March 31, 1997.

         Notes to Condensed Financial Statements - March 31, 1997.               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND         8
         RESULTS OF OPERATIONS






                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       12


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          AER ENERGY RESOURCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS



                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   1997                 1996
                                                                               ------------         ------------
ASSETS                                                                          (Unaudited)
Current assets:
 Cash and cash equivalents............................................         $ 16,676,501         $ 18,728,427
 Trade accounts receivable (less allowances of $1,283 at March 31,
  1997 and $2,411 at December 31, 1996)...............................                5,342                3,475
 Inventories..........................................................              141,381              100,399
 Prepaid expenses.....................................................              226,468              178,137
                                                                               ------------         ------------
Total current assets..................................................           17,049,692           19,010,438
Equipment and improvements:
 Machinery and equipment..............................................            3,095,601            2,993,555
 Office equipment.....................................................              457,348              445,926
 Leasehold improvements...............................................              254,766              254,766
                                                                               ------------         ------------
                                                                                  3,807,715            3,694,247
 Less accumulated depreciation........................................            2,167,727            2,033,392
                                                                               ------------         ------------
                                                                                  1,639,988            1,660,855
 Other long term assets...............................................               16,841               16,841
                                                                               ------------         ------------
 Total stockholders' equity...........................................         $ 18,706,521         $ 20,688,134
                                                                               ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................         $    177,123         $    168,911
 Accrued royalties - related party....................................               35,000               30,000
 Other accrued expenses...............................................              296,748              309,855
                                                                               ------------         ------------
Total current liabilities.............................................              508,871              508,766
Deferred rental expense...............................................                2,666                2,957
Stockholders' equity:
 Convertible debentures...............................................              720,961              909,198
 Preferred stock, no par value:
  Authorized - 10,000,000 shares; no shares issued and outstanding....                   --                   --
 Common Stock, no par value:
  Authorized - 100,000,000 shares; issued and outstanding -
   24,364,570 shares at March 31, 1997 and 24,276,080 shares at
   December 31, 1996..................................................           65,785,666           65,675,743
 Notes receivable from common stock sales.............................              (71,875)             (71,875)
 Unearned stock compensation..........................................             (211,815)            (328,455)
 Deficit accumulated during the development stage.....................          (48,027,953)         (46,008,200)
                                                                               ------------         ------------
Total stockholders' equity............................................           18,194,984           20,176,411
                                                                               ------------         ------------
Total liabilities and stockholders' equity............................         $ 18,706,521         $ 20,688,134
                                                                               ============         ============

Note: The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements of AER Energy Resources, Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                          AER ENERGY RESOURCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                     PERIOD FROM
                                                                                    JULY 17, 1989
                                                                                       (DATE OF
                                            THREE MONTHS ENDED MARCH 31,            INCEPTION) TO
                                         ----------------------------------            MARCH 31,
                                             1997                  1996                  1997
                                         -----------            -----------         -------------
Revenues...................              $    12,315            $    14,728          $    242,090
Cost of sales..............                  293,825                553,672             4,377,712
                                         -----------            -----------          ------------
Gross margin...............                 (281,510)              (538,944)           (4,135,622)
Costs and expenses:
 Research and development
 - related party............                      --                     --             1,145,913
 - other....................               1,194,392                656,436            26,741,259
 Marketing, general and
  administrative
 - related party............                  24,507                 49,558             1,168,101
 - other....................                 749,194                741,539            17,173,740
                                         -----------            -----------          ------------
Total costs and expenses...                1,968,093              1,447,533            46,229,013
                                         -----------            -----------          ------------
Operating loss.............               (2,249,603)            (1,986,477)          (50,364,635)

Interest income............                  244,349                235,374             2,930,747
Interest expense
- related parties..........                       --                     --              (264,445)
                                         -----------            -----------          ------------
Net loss...................              $(2,005,254)           $(1,751,103)         $(47,698,333)
                                         ===========            ===========          ============
Net loss per share.........              $     (0.08)           $     (0.09)         $      (3.65)
                                         ===========            ===========          ============
Weighted average shares
 outstanding................              24,349,268             19,303,197            13,057,838

See notes to condensed financial statements.

                          AER ENERGY RESOURCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                                       PERIOD FROM
                                                                                                      JULY 17, 1989
                                                                                                         (DATE OF
                                                                THREE MONTHS ENDED MARCH 31,          INCEPTION) TO
                                                              --------------------------------           MARCH 31,
                                                                 1997                1996                  1997
                                                              ------------        ------------        --------------
OPERATING ACTIVITIES:
Net loss................................................      $(2,005,254)        $(1,751,103)         $(47,698,333)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization..........................          134,335             143,730             2,563,734
 Amortization of unearned stock compensation............           23,827              36,000               535,294
 Grant of compensatory stock options....................               --                  --                14,063
 Loss on disposal of equipment..........................               --               7,890                38,591
 Deferred rental expense................................             (291)             (1,913)                2,666
 Accretion of discount on marketable securities.........               --                  --              (187,407)

 Changes in operating assets and liabilities:
  Trade accounts receivable.............................           (1,867)             (4,299)               (5,342)
  Inventories...........................................          (40,982)            (21,543)             (141,381)
  Prepaid expenses and other current assets.............          (48,331)            (12,724)             (226,778)
  Accounts payable......................................            8,212            (236,829)              177,123
  Accrued royalties payable-related party...............            5,000              10,000                35,000
  Other current liabilities.............................          (13,107)              5,239               455,682
                                                              -----------         -----------          ------------
Net cash used in operating activities...................       (1,938,458)         (1,825,552)          (44,437,088)

INVESTING ACTIVITIES:
Purchases of equipment and improvements.................         (113,468)            (42,806)           (3,868,640)
Purchase of marketable securities.......................               --                  --           (11,512,296)
Purchase of license agreement...........................               --                  --              (250,000)
Proceeds from marketable securities.....................               --                  --            11,700,000
Changes in other assets.................................               --                  --              (140,501)
                                                              -----------         -----------          ------------
Net cash used in investing activities...................         (113,468)            (42,806)           (4,071,437)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties..               --                  --             5,430,000
Issuance of convertible debentures, net of issuance
 costs..................................................               --                  --             9,834,500
Payments on notes payable to related parties............               --                  --            (1,150,000)
Payments received on promissory notes...................               --                  --                57,425
Issuance of common stock, exercise of stock options.....               --                  --               133,546
Issuance of common stock, net of issuance costs.........               --                  --            50,879,555
                                                              -----------         -----------          ------------
Net cash provided by financing activities...............               --                  --            65,185,026
                                                              -----------         -----------          ------------
(Decrease) increase in cash and cash equivalents.......        (2,051,926)         (1,868,358)           16,676,501
Cash and cash equivalents at beginning of period.......        18,728,427          16,417,152                    --
                                                              -----------         -----------          ------------
Cash and cash equivalents at end of period.............       $16,676,501         $14,548,794          $ 16,676,501
                                                              ===========         ===========          ============

See notes to condensed financial statements.

                          AER ENERGY RESOURCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1997



1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any interim period.


2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through March 31, 1997 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.


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


                   MARCH 31,  DECEMBER 31,
                     1997         1996
                   ---------  ------------
Raw material        $111,026    $ 95,814
Work in process       28,503       4,585
Finished products      1,852          --
                    --------    --------
Total               $141,381    $100,399
                    ========    ========



Use of Estimates

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. During the three months ended March 31, 1996, the Company recorded a write-off of obsolete equipment with a net book value of $7,890, which was included in marketing, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. The Company currently markets the AER Energy PowerSlice LXTM, a zinc-air accessory battery designed for the Hewlett-Packard OmniBook 600 and 800 portable computers. The Company has recorded limited revenue from the sales of this product for the three month period ended March 31, 1997. The Company has incurred cumulative losses of $47.7 million since inception to March 31, 1997. The Company expects to continue to incur operating losses at least through the end of 1998.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

     The Company generated net revenues of $12,000 for the three months ended March 31, 1997, compared to $15,000 for the three months ended March 31, 1996.

     The Company's cost of sales for the three months ended March 31, 1997 was $294,000 as compared to $554,000 for the three months ended March 31, 1996.
The high cost of sales is primarily due to the manufacturing inefficiencies and high material costs resulting from low production volumes.

     Research and development expenses increased to $1,194,000 for the three months ended March 31, 1997, from $656,000 for the same period in 1996. This increase was primarily the result of an allocation of $423,000 in manufacturing overhead costs to research and development, reflecting the extensive use of the Company's manufacturing facilities for technology development and product testing during the three months ended March 31, 1997. The Company also experienced an $82,000 increase in material, design and tooling costs, a $32,000 increase in personnel related costs, and a $13,000 increase in facility costs in the quarter ended March 31, 1997, as compared to the same period in 1996. These increases were partially offset by a $9,000 decrease in depreciation expense.

     Marketing, general and administrative expenses decreased to $774,000 for the three months ended March 31, 1997 from $791,000 for the same period in 1996. This decrease was due to a $56,000 reduction in warranty expense, a $34,000 decrease in the write-off of obsolete inventory, and a $25,000 reduction in minimum royalty expense pursuant to the DEMI License. The Company also experienced a $20,000 decrease in facility costs, a $20,000 decrease in professional fees, and a $20,000 decrease in marketing, advertising and public relations expense. These decreases in the quarter ended March 31, 1997, compared to the same period in 1996 were partially offset by a $124,000 increase in personnel related costs in 1997 and a $34,000 credit to bad debt expense in 1996 resulting from the collection of a receivable that had been written off.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     As of March 31, 1997, the Company had cash and cash equivalents of $16.7 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of relationships with portable computer manufacturers (OEMs), working capital and general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and other short-term, investment grade, interest-bearing instruments.

     Net cash used in operating activities increased to $1.9 million for the three months ended March 31, 1997 from $1.8 million for the same period in 1996, primarily due to the increases in costs and expenses discussed above in "Results of Operations".

     For the three months ended March 31, 1997, the Company used net cash of $113,000 for equipment purchases as compared to $43,000 for equipment purchases and leasehold improvements for the same period in 1996.

     During the three months ended March 31, 1997, $200,000 in principal of the Company's 8% convertible debentures plus accrued interest were converted into 88,490 shares of the Company's common stock at an average conversion price of $2.47 per share.

     Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense for the three month periods ended March 31, 1997 and 1996 of $25,000 and $50,000, respectively.

Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales under the DEMI License are recorded in cost of sales. As of March 31, 1997 and December 31, 1996, $35,000 and $30,000, respectively, of these royalty payments remained unpaid. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,

     1997................................................$100,000
     1998................................................$100,000
     1999................................................$ 50,000



     The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity into 1998. However, it may be necessary for the Company to increase its research and development and marketing expenses as it continues to work to improve its zinc-air technology and to expand its relationships with portable computer OEMs. It may also be necessary for the Company to expand its manufacturing capacity in order to meet anticipated 1997 sales requirements. The Company will continue to need working capital beyond that generated by its May 1996 stock and warrant placement, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

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

     This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including, but not limited to, the "Liquidity, Capital Resources and Financial Condition" discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:



EXHIBIT
NUMBER                DESCRIPTION OF EXHIBITS
-------               -----------------------
 11      Statement of Computation of Earnings per Share.
 27      Financial Data Schedule (For SEC Use Only)



         (b) REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AER ENERGY RESOURCES, INC.


Date: May 8, 1997                         By: /s/ David W. Dorheim
                                              ----------------------------------
                                              David W. Dorheim, President and
                                              Chief Executive Officer


Date: May 8, 1997                         By: /s/ M. Beth Donley
                                              ----------------------------------
                                              M. Beth Donley, Vice President,
                                              Chief Financial Officer, Secretary
                                              and Treasurer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT                                                            SEQUENTIALLY
NUMBER            DESCRIPTION                                      NUMBERED PAGE
------            -----------                                      -------------
 11     Statement of Computation of Earnings per Share.                 15
 27      Financial Data Schedule (For SEC Use Only)
