Form 10-Q
period 1997-06-30
AER ENERGY RESOURCES INC /GA
filed 1997-08-11
CIK 863872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1997
                               ------------------------------------------------

                                                            OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

Commission File Number                   0-21926
                       -------------------------------------------------------

                           AER Energy Resources, Inc.
                           --------------------------

    (Exact name of registrant as specified in its charter)

              Georgia                                 34-1621925
      -------------------------------              --------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

      4600 Highlands Parkway, Suite G, Smyrna, Georgia       30082
      -----------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                                 (770) 433-2127
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

There were 24,776,763 shares of Common Stock outstanding as of July 31, 1997.

                           AER ENERGY RESOURCES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                                                             Page
                                                                                                             -----

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited)
-------    --------------------------------


           Condensed Balance Sheets - June 30, 1997 and December 31, 1996.                                      3

           Condensed Statements of Operations - Three Months Ended June 30,                                     4
                 1997 and 1996, Six Months Ended June 30, 1997 and 1996, and Period From July 17, 1989
                 (Date of Inception) to June 30, 1997.

           Condensed Statements of Cash Flows - Six Months Ended June 30,                                       5
                 1997 and 1996 and Period From July 17, 1989 (Date of Inception)
                 to June 30, 1997.

           Notes to Condensed Financial Statements - June 30, 1997.                                             6


Item 2.    Management's Discussion and Analysis of Financial Condition and                                      8
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------




                                               PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders                                                 12
-------    ---------------------------------------------------
Item 6.    Exhibits and Reports on Form 8-K                                                                    12
-------    --------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                              JUNE 30,            DECEMBER 31,
                                                                                1997                  1996
                                                                            -------------         ------------
ASSETS                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .        $ 14,635,028         $ 18,728,427
   Trade accounts receivable (less allowances of $710 at June 30,
    1997 and $2,411 at December 31, 1996) . . . . . . . . . . . . . .               2,339                3,475
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .             254,705              100,399
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .             153,889              178,137
                                                                             ------------         ------------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .          15,045,961           19,010,438
Equipment and improvements:
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . .           3,187,318            2,993,555
   Office equipment . . . . . . . . . . . . . . . . . . . . . . . . .             462,855              445,926
   Leasehold improvements . . . . . . . . . . . . . . . . . . . . . .             254,766              254,766
                                                                             ------------         ------------
                                                                                3,904,939            3,694,247
   Less accumulated depreciation  . . . . . . . . . . . . . . . . . .           2,297,932            2,033,392
                                                                             ------------         ------------
                                                                                1,607,007            1,660,855
Other long term assets  . . . . . . . . . . . . . . . . . . . . . . .              16,841               16,841
                                                                             ------------         ------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16,669,809         $ 20,688,134
                                                                             ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .        $    264,468         $    168,911
   Accrued royalties - related party  . . . . . . . . . . . . . . . .              40,000               30,000
   Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .             338,927              309,855
                                                                             ------------         ------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . .             643,395              508,766
Deferred rental expense . . . . . . . . . . . . . . . . . . . . . . .               3,022                2,957
Stockholders' equity:
   Convertible debentures . . . . . . . . . . . . . . . . . . . . . .                  --              909,198
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and
      outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                   --
   Common Stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding -
          24,776,763 shares at June 30, 1997 and 24,276,080 shares
          at December 31, 1996  . . . . . . . . . . . . . . . . . . .          66,489,565           65,675,743
   Notes receivable from common stock sales . . . . . . . . . . . . .             (71,875)             (71,875)
   Unearned stock compensation  . . . . . . . . . . . . . . . . . . .            (155,159)            (328,455)
   Deficit accumulated during the development stage . . . . . . . . .         (50,239,139)         (46,008,200)
                                                                             ------------         ------------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .          16,023,392           20,176,411
                                                                             ------------         ------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . .        $ 16,669,809         $ 20,688,134
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

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                     PERIOD FROM
                                                                                                    JULY 17, 1989
                                                                                                      (DATE OF
                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,        INCEPTION) TO
                              ------------------------------      ----------------------------        June 30,
                                  1997              1996             1997             1996              1997
                              ------------      ------------      -----------      -----------      ------------
Revenues  . . . . . . . . .   $     11,403      $      5,363      $    23,718       $   20,091      $    253,493
Cost of sales . . . . . . .        679,292           378,709          973,117          932,381         5,057,004

                              ------------      ------------      -----------      -----------      ------------
Gross margin  . . . . . . .       (667,889)         (373,346)        (949,399)        (912,290)       (4,803,511)

Costs and expenses:
  Research and development
  - related party . . . . .             --                --               --               --         1,145,913
  - other . . . . . . . . .      1,030,082         1,048,224        2,224,474        1,704,661        27,771,341
  Marketing, general and
   administrative
  - related party . . . . .         24,543            49,840           49,050           99,397         1,192,151
  - other . . . . . . . . .        705,992           737,195        1,455,186        1,478,734        17,880,225

                              ------------      ------------      -----------      -----------      ------------
Total costs and expenses. .      1,760,617         1,835,259        3,728,710        3,282,792        47,989,630

                              ------------      ------------      -----------      -----------      ------------
Operating loss  . . . . . .     (2,428,506)       (2,208,605)      (4,678,109)      (4,195,082)      (52,793,141)
Interest income . . . . . .        224,258           254,450          468,607          489,824         3,155,005
Interest expense
 - related parties  . . . .             --                --               --               --          (264,445)
                              ------------      ------------      -----------      -----------      ------------
Net loss  . . . . . . . . .   $ (2,204,248)     $ (1,954,155)     $(4,209,502)     $(3,705,258)     $(49,902,581)
                              ============      ============      ===========      ===========      ============
Net loss per share  . . . .   $      (0.09)     $      (0.08)     $     (0.17)     $     (0.17)     $      (3.72)
                              ============      ============      ===========      ===========      ============
Weighted average shares
  outstanding . . . . . . .     24,566,898        23,153,314       24,445,575        21,232,044       13,422,961

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                  PERIOD FROM JULY
                                                                                                   17, 1989 (DATE
                                                             SIX MONTHS ENDED JUNE 30,            OF INCEPTION) TO
                                                           -------------------------------            June 30,
                                                                1997                1996                1997
                                                           ------------       ------------        -------------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . $ (4,209,502)      $ (3,705,258)       $ (49,902,581)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization. . . . . . . . . . . . . .      264,540            288,310            2,693,939
  Amortization of unearned stock compensation. . . . . . .       56,483             72,872              567,950
  Grant of compensatory stock options. . . . . . . . . . .           --                 --               14,063
  Loss on disposal of equipment. . . . . . . . . . . . . .           --              7,890               38,591
  Deferred rental expense  . . . . . . . . . . . . . . . .           65             (3,447)               3,022
  Accretion of discount on marketable securities . . . . .           --                 --             (187,407)

  Changes in operating assets and liabilities:
    Trade accounts receivable. . . . . . . . . . . . . . .        1,136                745               (2,339)
    Inventories. . . . . . . . . . . . . . . . . . . . . .     (154,306)            10,110             (254,705)
    Prepaid expenses and other current assets. . . . . . .       24,248            (43,640)            (154,199)
    Accounts payable . . . . . . . . . . . . . . . . . . .       95,557           (106,281)             264,468
    Accrued royalties payable-related party. . . . . . . .       10,000             20,000               40,000
    Other current liabilities. . . . . . . . . . . . . . .       29,072            292,544              497,861
                                                           ------------       ------------         ------------
Net cash used in operating activities. . . . . . . . . . .   (3,882,707)        (3,166,155)         (46,381,337)

INVESTING ACTIVITIES:
Purchases of equipment and improvements. . . . . . . . . .     (210,692)           (78,577)          (3,965,864)
Purchase of marketable securities. . . . . . . . . . . . .           --                 --          (11,512,296)
Purchase of license agreement. . . . . . . . . . . . . . .           --                 --             (250,000)
Proceeds from marketable securities. . . . . . . . . . . .           --                 --           11,700,000
Changes in other assets  . . . . . . . . . . . . . . . . .           --                 --             (140,501)
                                                           ------------       ------------         ------------
Net cash used in investing activities. . . . . . . . . . .     (210,692)           (78,577)          (4,168,661)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties . .           --                 --            5,430,000
Issuance of convertible debentures, net of issuance costs.           --                 --            9,834,500
Payments on notes payable to related parties . . . . . . .           --                 --           (1,150,000)
Payments received on promissory notes. . . . . . . . . . .           --                 --               57,425
Issuance of common stock, exercise of stock options. . . .           --             12,440              133,546
Issuance of common stock, net of issuance costs. . . . . .           --          9,365,217           50,879,555
                                                           ------------       ------------         ------------
Net cash provided by financing activities. . . . . . . . .           --          9,377,657           65,185,026
                                                           ------------       ------------         ------------
(Decrease) increase in cash and cash equivalents . . . . .   (4,093,399)         6,132,925           14,635,028
Cash and cash equivalents at beginning of period . . . . .   18,728,427         16,417,152                   --
                                                           ------------       ------------         ------------
Cash and cash equivalents at end of period . . . . . . . . $ 14,635,028       $ 22,550,077         $ 14,635,028
                                                           ============       ============         ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997



1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any interim period.


2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through June 30, 1997 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.


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

                                             JUNE 30,         DECEMBER 31,
                                               1997               1996
                                            ---------         ------------
               Raw material                 $ 229,544           $  95,814
               Work in process                 24,659               4,585
               Finished products                  502                  --
                                            ---------           ---------
                  Total                     $ 254,705           $ 100,399
                                            =========           =========



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. The Company currently markets two zinc-air accessory batteries, the AER Energy PowerSlice LXTM and the PowerLinkTM. The PowerSlice LX is designed for the Hewlett-Packard OmniBook 600 and 800 portable computers. The PowerLink is designed for the OmniQuestTM satellite telephone system manufactured by Mitsubishi Electric Corporation. The Company has recorded minimal revenues from the sales of these products for the three and six month periods ended June 30, 1997. The Company has incurred cumulative losses of $49.9 million since inception to June 30, 1997 and expects to continue to incur operating losses at least through the end of 1998.

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


Results of Operations

Three Months Ended June 30, 1997 and 1996

         The Company generated net revenues of $11,000 for the three months ended June 30, 1997, compared to $5,000 for the three months ended June 30, 1996.

         The Company's cost of sales for the three months ended June 30, 1997 increased to $679,000 from $379,000 for the three months ended June 30, 1996. The high cost of sales relative to revenues is primarily due to the manufacturing inefficiencies and high material costs resulting from low production volumes. During the quarter ended June 30, 1997, the Company also experienced increased cost of sales expense related to the manufacture of PowerLink batteries.

         Research and development expenses decreased to $1,030,000 for the three months ended June 30, 1997 from $1,048,000 for the same period in 1996. This decrease was due in part to a $29,000 reduction in the manufacturing overhead costs allocated to research and development in the period ended June 30, 1997 as compared to the same period in 1996. This allocation reflects the use of the manufacturing facilities for technology development and product testing. The Company also experienced a $23,000 decrease in material, design and tooling costs. These decreases were partially offset by increases in personnel-related costs and facility expenses of $22,000 and $14,000, respectively.

         Marketing, general, and administrative expenses decreased to $731,000 for the quarter ended June 30, 1997 from $787,000 for the same period in 1996. This decrease was primarily due to a $25,000 reduction in minimum royalty expense pursuant to the DEMI License, a $14,000 reduction in warranty expense and a $13,000 reduction in travel related costs.

Six Months Ended June 30, 1997 and 1996

         The Company generated net revenues of $24,000 for the six months ended June 30, 1997 as compared to $20,000 for the six month period ended June 30, 1996.

         The Company's cost of sales for the six months ended June 30, 1997 was $973,000 as compared to $932,000 for the same period in 1996. The high cost of sales relative to revenues is primarily due to low production volumes. During the six months ended June 30, 1997, the Company also experienced an increase in cost of sales expense related to the manufacture of PowerLink batteries.

         Research and development expenses increased to $2,224,000 for the six months ended June 30, 1997 from $1,705,000 for the same period in 1996. This increase was primarily the result of a $394,000 increase in the manufacturing overhead costs allocated to research and development during the six months ended June 30, 1997 as compared to the same period in 1996. The Company also experienced a $59,000 increase in material, design and tooling costs, a $53,000 increase in personnel-related costs, and a $27,000 increase in facility expenses. These increases were partially offset by a $16,000 decrease in depreciation expense.

         Marketing, general and administrative expenses decreased to $1,504,000 for the six months ended June 30, 1997 from $1,578,000 for the same period in 1996. This decrease was due primarily to a $69,000 decrease in warranty expense, a $50,000 decrease in minimum royalty expense pursuant to the DEMI License and a $40,000 decrease in the write-off of obsolete inventory. The decrease in marketing, general and administrative expenses from 1996 to 1997 also resulted from an $18,000 filing fee paid to NASDAQ during the six months ended June 30, 1996. The Company also experienced a $23,000 reduction in marketing, advertising and public relations costs and a $16,000 decrease in directors' compensation expense relating to the Non-Employee Directors' Restricted Stock Plan. These decreases were partially offset by a $116,000 increase in personnel-related costs and a $34,000 credit to bad debt expense in the six-month period ended June 30, 1996 resulting from the collection of a receivable that had been written off.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of June 30, 1997, the Company had cash and cash equivalents of $14.6 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of relationships with manufacturers (OEMs), working capital and general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and other short-term, investment grade, interest-bearing instruments.

         Net cash used in operating activities increased to $3.9 million for the six months ended June 30, 1997 from $3.2 million for the same period in 1996, primarily due to the increases in costs and expenses discussed above in "Results of Operations".

         For the six months ended June 30, 1997, the Company used net cash of $211,000 for equipment purchases as compared to $79,000 for equipment purchases for the same period in 1996.

         During the six months ended June 30, 1997, the remaining $900,000 in principal of the Company's 8% convertible debentures plus accrued interest were converted into 518,683 shares of the Company's common stock at an average conversion price of $1.93 per share.

         Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense for the six month periods ended June 30, 1997 and 1996 of $50,000 and $100,000, respectively. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales under the DEMI License are recorded in cost of sales. As of June 30, 1997 and December 31, 1996, $40,000 and $30,000, respectively, of these royalty payments remained unpaid. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,
                 1997..................................$100,000
                 1998..................................$100,000
                 1999..................................$ 50,000


         The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity into 1998. However, it may be necessary for the Company to increase its research and development and marketing expenses as it continues to work to improve its zinc-air technology and to expand its relationships with OEMs of portable computers and other portable electronic devices. It may also be necessary for the Company to expand its manufacturing capacity in order to meet anticipated future sales requirements. The Company will continue to need working capital beyond that generated by its May 1996 stock and warrant placement, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

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


         AER Energy and AER Energy PowerSlice LX are trademarks of AER Energy Resources, Inc. PowerLink is a trademark of Alegna, Inc.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1997 Annual Meeting of Shareholders was held on May 22, 1997. The Company's shareholders voted to elect all six of the Company's nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement (who are set forth below).

         Name of Nominee           Affirmative Votes        Votes Withheld
         ---------------           -----------------        --------------
       David G. Brown                     20,872,879               220,532
       David W. Dorheim                   20,818,529               274,882
       William L. Jackson                 20,868,279               225,132
       H. Douglas Johns                   20,875,529               217,882
       Jon A. Lindseth                    20,874,529               218,882
       John L. Wilkes                     20,869,329               224,082

         In addition to the election of directors, the following matter was voted upon and approved by a vote of 20,031,952 for, 551,810 against and 90,575 abstentions or broker non-votes as to the proposal:

         Approval to amend the Company's 1992 Stock Option Plan, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS:

  EXHIBIT
  NUMBER                  DESCRIPTION OF EXHIBITS
  -------                 -----------------------
    11           Statement of Computation of Earnings per Share.

    27           Financial Data Schedule (for SEC use only).

         (B)     REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           AER ENERGY RESOURCES, INC.


Date:    August 11, 1997             By:     /s/      David W. Dorheim
                                        -------------------------------------
                                     David W. Dorheim, President and
                                     Chief Executive Officer


Date:    August 11, 1997             By:     /s/      M. Beth Donley
                                        -------------------------------------
                                     M. Beth Donley, Vice President,
                                     Chief Financial Officer, Secretary
                                     and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT                                                        SEQUENTIALLY
NUMBER                    DESCRIPTION                          NUMBERED PAGE
-------                   -----------                          -------------
 11        Statement of Computation of Earnings per Share.         15

 27        Financial Data Schedule
