Form 10-Q
period 1997-09-30
AER ENERGY RESOURCES INC /GA
filed 1997-11-13
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------

Commission File Number                     0-21926
                      ---------------------------------------------------------


                           AER ENERGY RESOURCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                    34-1621925
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   4600 Highlands Parkway, Suite G, Smyrna, Georgia                      30082
   ----------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

                                 (770) 433-2127
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

There were 24,791,763 shares of Common Stock outstanding as of October 31, 1997.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                                                   Page
                                                                                                                   ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
-------    --------------------------------

           Condensed Balance Sheets - September 30, 1997 and December 31, 1996.                                     3

           Condensed Statements of Operations - Three Months Ended September 30,                                    4
                  1997 and 1996, Nine Months Ended September 30, 1997 and 1996, and Period From July
                  17, 1989 (Date of Inception) to September 30, 1997.

           Condensed Statements of Cash Flows - Nine Months Ended September 30,                                     5
                  1997 and 1996 and Period From July 17, 1989 (Date of Inception)
                  to September 30, 1997.

           Notes to Condensed Financial Statements - September 30, 1997.                                            6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          8
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------




                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        13
-------    --------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1997            1996
                                                                           ------------    -------------
ASSETS                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents ...........................................   $ 12,250,411    $ 18,728,427
   Trade accounts receivable (less allowances of $2,500 at September 30,
     1997 and $2,411 at December 31, 1996) .............................         79,987           3,475
   Inventories .........................................................        210,251         100,399
   Prepaid expenses ....................................................        137,965         178,137
                                                                           ------------    ------------
Total current assets ...................................................     12,678,614      19,010,438
Equipment and improvements:
   Machinery and equipment .............................................      3,241,621       2,993,555
   Office equipment ....................................................        463,956         445,926
   Leasehold improvements ..............................................        254,766         254,766
                                                                           ------------    ------------
                                                                              3,960,343       3,694,247
   Less accumulated depreciation .......................................      2,427,836       2,033,392
                                                                           ------------    ------------
                                                                              1,532,507       1,660,855
Other long term assets .................................................         16,841          16,841
                                                                           ------------    ------------
Total assets ...........................................................   $ 14,227,962    $ 20,688,134
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................   $    175,158    $    168,911
   Accrued royalties - related party ...................................         25,000          30,000
   Other accrued expenses ..............................................        358,642         309,855
                                                                           ------------    ------------
Total current liabilities ..............................................        558,800         508,766
Deferred rental expense ................................................          2,914           2,957
Stockholders' equity:
   Convertible debentures ..............................................           --           909,198
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding .           --              --
   Common Stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding -
        24,791,763 shares at September 30, 1997 and 24,276,080 shares at
        December 31, 1996 ..............................................     66,519,347      65,675,743
   Notes receivable from common stock sales ............................        (71,875)        (71,875)
   Unearned stock compensation .........................................       (155,227)       (328,455)
   Deficit accumulated during the development stage ....................    (52,625,997)    (46,008,200)
                                                                           ------------    ------------
Total stockholders' equity .............................................     13,666,248      20,176,411
                                                                           ------------    ------------
Total liabilities and stockholders' equity .............................   $ 14,227,962    $ 20,688,134
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

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                             PERIOD FROM
                                                                                            JULY 17, 1989
                                  THREE MONTHS ENDED            NINE MONTHS ENDED              (DATE OF
                                     SEPTEMBER 30,                  SEPTEMBER 30,            INCEPTION) TO
                             ----------------------------   -----------------------------    SEPTEMBER 30,
                                 1997            1996            1997            1996             1997
                             ------------    ------------   -------------    ------------    ------------
Revenues .................   $     82,090    $      1,463    $    105,808    $     21,554    $    335,583
Cost of sales ............        988,187         214,008       1,961,304       1,146,389       6,045,191
                             ------------    ------------    ------------    ------------    ------------
Gross margin .............       (906,097)       (212,545)     (1,855,496)     (1,124,835)     (5,709,608)

Costs and expenses:
  Research and development
   - related party .......           --              --              --              --         1,145,913
   - other ...............        943,916       1,186,416       3,168,390       2,891,076      28,715,257
  Marketing, general and
   administrative
   - related party .......         21,717          24,953          70,767         124,350       1,213,868
   - other ...............        705,926         670,377       2,161,112       2,149,111      18,586,151
                             ------------    ------------    ------------    ------------    ------------
Total costs and expenses .      1,671,559       1,881,746       5,400,269       5,164,537      49,661,189
                             ------------    ------------    ------------    ------------    ------------
Operating loss ...........     (2,577,656)     (2,094,291)     (7,255,765)     (6,289,372)    (55,370,797)
Interest income ..........        190,798         299,024         659,405         788,848       3,345,803
Interest expense
   - related parties .....           --              --              --              --          (264,445)
                             ------------    ------------    ------------    ------------    ------------
Net loss .................   $ (2,386,858)   $ (1,795,267)   $ (6,596,360)   $ (5,500,524)   $(52,289,439)
                             ============    ============    ============    ============    ============
Net loss per share .......   $      (0.10)   $      (0.07)   $      (0.27)   $      (0.25)   $      (3.79)
                             ============    ============    ============    ============    ============
Weighted average shares
  outstanding ............     24,791,763      24,058,133      24,573,637      22,178,701      13,781,109

  See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                              PERIOD FROM
                                                                                             JULY 17, 1989
                                                                                               (DATE OF
                                                           NINE MONTHS ENDED SEPTEMBER 30,    INCEPTION) TO
                                                           ------------------------------     SEPTEMBER 30,
                                                                1997            1996             1997
                                                            -------------   -------------   -------------
OPERATING ACTIVITIES:
Net loss ................................................   $ (6,596,360)   $ (5,500,524)   $(52,289,439)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .........................        394,444         414,583       2,823,843
  Amortization of unearned stock compensation ...........         86,197         112,170         597,664
  Grant of compensatory stock options ...................           --              --            14,063
  Loss on disposal of equipment .........................           --             7,890          38,591
  Deferred rental expense ...............................            (43)         (3,456)          2,914
  Accretion of discount on marketable securities ........           --              --          (187,407)

  Changes in operating assets and liabilities:
    Trade accounts receivable ...........................        (76,512)          6,748         (79,987)
    Inventories .........................................       (109,852)         72,411        (210,251)
    Prepaid expenses and other current assets ...........         40,172         (62,167)       (138,275)
    Accounts payable ....................................          6,247        (203,149)        175,158
    Accrued royalties payable-related party .............         (5,000)        (35,000)         25,000
    Other current liabilities ...........................         48,787          (7,362)        517,576
                                                            ------------    ------------    ------------
Net cash used in operating activities ...................     (6,211,920)     (5,197,856)    (48,710,550)

INVESTING ACTIVITIES:
Purchases of equipment and improvements .................       (266,096)       (101,120)     (4,021,268)
Purchase of marketable securities .......................           --              --       (11,512,296)
Purchase of license agreement ...........................           --              --          (250,000)
Proceeds from marketable securities .....................           --              --        11,700,000
Changes in other assets .................................           --              --          (140,501)
                                                            ------------    ------------    ------------
Net cash used in investing activities ...................       (266,096)       (101,120)     (4,224,065)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties ..           --              --         5,430,000
Issuance of convertible debentures, net of issuance costs           --              --         9,834,500
Payments on notes payable to related parties ............           --              --        (1,150,000)
Payments received on promissory notes ...................           --              --            57,425
Issuance of common stock, exercise of stock options .....           --            12,440         133,546
Issuance of common stock, net of issuance costs .........           --         9,365,217      50,879,555
                                                            ------------    ------------    ------------
Net cash provided by financing activities ...............           --         9,377,657      65,185,026
                                                            ------------    ------------    ------------
(Decrease) increase in cash and cash equivalents ........     (6,478,016)      4,078,681      12,250,411
Cash and cash equivalents at beginning of period ........     18,728,427      16,417,152            --
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of period ..............   $ 12,250,411    $ 20,495,833    $ 12,250,411
                                                            ============    ============    ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997



1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any interim period.


2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through September 30, 1997 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.


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

                                    SEPTEMBER 30,          DECEMBER 31,
                                        1997                   1996
                                    -------------          ------------
Raw material                         $176,207                $ 95,814
Work in process                        34,044                   4,585
                                     --------                --------
   Total                             $210,251                $100,399
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. Much of the Company's marketing focus over the last few years has been to seek a commitment from one or more original equipment manufacturers (OEMs) of portable computers to design a product that is electrically and mechanically compatible with an AER Energy rechargeable zinc-air battery. Management now believes it will be more difficult than originally anticipated to obtain such a commitment from a portable computer OEM due in large part to the growth in the power demands of portable computers. As a result, the Company has begun to expand its marketing focus to include additional electronic products that could benefit from the key attributes of AER Energy's zinc-air technology but require less power. During the second and fourth quarters of 1997, the Company announced two such products: satellite telephones and data acquisition devices.

         The Company's AER Energy PowerSlice Pro(TM) accessory battery is currently being supplied to end-users as a satellite telephone accessory by Alegna, Inc. under private label as the PowerLink(TM). The PowerLink battery is designed for the OmniQuestTM satellite telephone system manufactured by Mitsubishi Electric Corporation.

         In October 1997, the Company announced a new application of its PowerSlice Pro battery -- powering a remote data acquisition device. Bartizan Data Systems LLC selected the PowerSlice Pro to use with its Expo! The Database Builder(TM), a remote data acquisition device used at tradeshows to scan attendee badges and compile lead information.

         The AER Energy PowerSlice LX(TM) battery, an accessory battery designed for the Hewlett-Packard OmniBook 600 and 800 portable computers, will no longer be offered for sale as of November 1997. The PowerSlice LX has an older cell design and is not compatible with the most current, more powerful version of the OmniBook 800 portable computer.

         The Company has recorded minimal revenues from the sales PowerSlice Pro and PowerSlice LX batteries for the three and nine-month periods ended September 30, 1997. The Company has incurred cumulative losses of $52.3 million since inception to September 30, 1997 and expects to continue to incur operating losses at least through the end of 1998.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

         The Company generated net revenues of $82,000 for the three months ended September 30, 1997, compared to $1,000 for the three months ended September 30, 1996. The revenues for the quarter ended September 30, 1997 resulted primarily from the sales of PowerLink batteries.

         The Company's cost of sales for the three months ended September 30, 1997 increased to $988,000 from $214,000 for the three months ended September 30, 1996. The high cost of sales relative to revenues is primarily due to the manufacturing inefficiencies and high material costs resulting from low production volumes.

         Research and development expenses decreased to $944,000 for the three months ended September 30, 1997 from $1,186,000 for the same period in 1996. This decrease was due in part to a $368,000 reduction in the manufacturing overhead costs allocated to research and development during the quarter ended September 30, 1997 as compared to the same period in 1996. This allocation in 1996 reflected the use of manufacturing facilities for technology development and product testing. The Company also experienced a $30,000 decrease in material, design and tooling costs. These decreases were partially offset by increases of $83,000 in personnel-related costs and $68,000 in legal costs related to the Company's patent activity.

         Marketing, general and administrative expenses increased to $728,000 for the quarter ended September 30, 1997 from $695,000 for the same period in 1996. In the quarter ended September 30, 1997, the Company experienced a $58,000 increase in personnel-related expenses and a $28,000 increase in marketing, advertising and public relations costs compared to the same quarter in 1996. These increases were partially offset by a $26,000 decrease in facility expenses and a $24,000 reduction in the write-off of obsolete inventory.


Nine Months Ended September 30, 1997 and 1996

         The Company generated net revenues of $106,000 for the nine months ended September 30, 1997 as compared to $22,000 for the same period in 1996.


           The Company's cost of sales for the nine months ended September 30, 1997 was

$1,961,000 as compared to $1,146,000 for the same period in 1996. The high cost of sales relative to revenues is primarily due to low production volumes.

           Research and development expenses increased to $3,168,000 for the nine months ended September 30, 1997 from $2,891,000 for the same period in 1996. This increase was due in part to a $136,000 increase in personnel-related costs, a $74,000 increase in legal fees related to patent activity, a $47,000 increase in material, design, and tooling costs and a $37,000 increase in allocated facility costs. These increases were partially offset by a $12,000 decrease in depreciation expense and an $11,000 reduction in travel costs.

           Marketing, general and administrative expenses decreased to $2,232,000 for the nine months ended September 30, 1997 from $2,273,000 for the same period in 1996. This decrease was due primarily to a $63,000 reduction in allocated facility costs, a $74,000 decrease in warranty expense, a $64,000 decrease in the write-off of obsolete inventory, and a $54,000 decrease in minimum royalty expense pursuant to the DEMI License. These decreases were partially offset by a $175,000 increase in personnel-related costs and a $34,000 credit to bad debt expense in the nine-month period ended September 30, 1996 resulting from the collection of a receivable that had been written off.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of September 30, 1997, the Company had cash and cash equivalents of $12.3 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of relationships with OEMs, working capital and general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and other short-term, investment grade, interest-bearing instruments.

         Net cash used in operating activities increased to $6.2 million for the nine months ended September 30, 1997 from $5.2 million for the same period in 1996, primarily due to the increases in costs and expenses discussed above in "Results of Operations".

         For the nine months ended September 30, 1997, the Company used net cash of $266,000 for equipment purchases as compared to $101,000 for equipment purchases for the same period in 1996.

         During 1997, the remaining $900,000 in principal of the Company's 8% convertible debentures plus accrued interest were converted into 518,683 shares of the Company's common stock at an average conversion price of $1.93 per share.

         Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense for the nine-month periods ended September 30, 1997 and 1996 of $75,000 and $125,000, respectively. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales under the DEMI License are recorded in cost of sales. As of September 30, 1997 and December 31, 1996, $25,000 and $30,000, respectively, of these royalty payments remained unpaid. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,

                  1997................................................. $100,000
                  1998................................................. $100,000
                  1999................................................. $ 50,000

         The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity through at least the middle of 1998. However, it may be necessary for the Company to increase its research and development and marketing expenses as it continues to work to improve its zinc-air technology, to expand its markets for its rechargeable zinc-air batteries and to pursue its relationships with OEMs of portable electronic devices. It may also be necessary for the Company to expand its manufacturing capacity in order to meet anticipated future sales requirements. The Company will need working capital beyond its current levels, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

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

These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from OEMs, ability of the Company to ramp up production to meet anticipated sales, impact of any future governmental regulations, impact of pricing, costs of materials, ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control.


         AER Energy, AER Energy PowerSlice Pro and AER Energy PowerSlice LX are trademarks of AER Energy Resources, Inc.; PowerLink is a trademark of Alegna, Inc.; OmniQuest is a trademark of Mitsubishi Electronics America, Inc.; Expo! The Database Builder is a trademark of Bartizan Data Systems LLC.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS

    11            Statement of Computation of Earnings per Share.
    27            Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AER ENERGY RESOURCES, INC.


Date:    November 11, 1997                  By:    /s/      David W. Dorheim
                                                ------------------------------
                                            David W. Dorheim, President and
                                            Chief Executive Officer


Date:    November 11, 1997                  By:      /s/      M. Beth Donley
                                                ----------------------------
                                            M. Beth Donley, Vice President,
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

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