Form 10-K405
period 1997-12-31
AER ENERGY RESOURCES INC /GA
filed 1998-03-30
CIK 863872

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number 0-21926

                           AER ENERGY RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

                      GEORGIA                                    34-1621925
          (State or other jurisdiction of                     (I.R.S.Employer
          incorporation or organization)                    Identification No.)

             4600 HIGHLANDS PARKWAY, SUITE G, SMYRNA, GEORGIA 30082 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (770) 433-2127

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on the Nasdaq Stock Market's National Market on March 23, 1998 was approximately $22,923,170.

     As of March 23, 1998 the registrant had outstanding 24,802,263 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in
Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
  PART I
  ------
  Item   1. Business....................................................    3
         2. Properties..................................................    8
         3. Legal Proceedings...........................................    8
         4. Submission of Matters to a Vote of Security Holders.........    8
            Executive Officers of the Registrant........................    9
  PART II
  -------
  Item   5. Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   10
         6. Selected Financial Data.....................................   10
         7. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   11
         8. Financial Statements and Supplementary Data.................   14
         9. Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   14
  PART III
  --------
  Item 10.  Directors and Executive Officers of the Registrant..........   15
       11.  Executive Compensation......................................   15
       12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   15
       13.  Certain Relationships and Related Transactions..............   15
  PART IV
  -------
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   16

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Since its inception, AER Energy Resources, Inc. (the "Company" or "AER Energy") has been engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries that provide long, continuous runtime to users of portable electronic products. The Company believes the limited runtime between recharges (generally two to four hours) offered by other manufacturers' rechargeable batteries is a major source of dissatisfaction to some users of portable electronic devices. The Company's rechargeable zinc-air technology, which provides high energy density by weight and high energy storage capacity, is being used to develop batteries capable of operating certain electronic products at maximum power continuously for a full workday on a single charge.

     The Company continues to be a development stage company and has generated only minimal revenues from battery sales. The Company has focused its efforts on developing its rechargeable zinc-air technology, building a patent portfolio, establishing a manufacturing process, developing relationships with manufacturers (OEMs) of portable electronic devices, defining and developing market opportunities and testing and selling rechargeable zinc-air batteries.

     In 1994, the Company converted its pilot manufacturing line to a production facility and began shipping its first battery product. Since that time, the Company has produced and marketed two types of rechargeable zinc-air batteries: stand-alone accessory batteries designed to power various portable electronic products, including certain notebook computers; and customized optional batteries designed to power specific notebook computer models of certain OEMs. During 1997, the Company marketed two rechargeable zinc-air battery products: the AER Energy PowerSlice LX(TM) and the AER Energy PowerSlice Pro(TM).

     The PowerSlice LX was introduced in 1995 and was originally designed for the Hewlett-Packard OmniBook 600 PC notebook computer that was upgraded to the more powerful Pentium-based OmniBook 800 in September 1996. The increased power requirements of the OmniBook 800 necessitated an upgrade of the PowerSlice LX, which the Company shipped in limited quantities in 1997. In November 1997, the Company discontinued sales of the PowerSlice LX, which used an outdated cell design and had insufficient power to operate a recently upgraded, more powerful version of the OmniBook 800.

     During 1997, the Company also marketed the PowerSlice Pro. The PowerSlice Pro incorporates several of the Company's more recent design changes including a smaller cell, which enabled the Company to build a more powerful battery in approximately the same size case, and the "Diffusion Air Manager," an improved system of managing exposure to the air surrounding the zinc-air cells. In May 1997, the Company began shipping the PowerSlice Pro for use as an accessory power source with the OmniQuest(TM) satellite telephone system manufactured by Mitsubishi Electric Corporation. The battery has been supplied to customers by Alegna, Inc. under private label as the PowerLink(TM). In October 1997, the Company announced that Bartizan Data Systems LLC had selected the PowerSlice Pro for use with Bartizan's Expo! The Database Builder(TM), a remote data acquisition device used at tradeshows to scan attendee badges and compile information used to contact potential customers. Although the Company has orders for battery deliveries for these two applications in 1998, the opportunity to release shipment against these orders has been adversely affected by the timing of the OEMs' product introductions and the difficulty of debugging the PowerSlice Pro battery design, which is a complex integration of battery chemistry and electronic circuit control.

     The Company recognized only minimal revenues from the sales of the PowerSlice LX and PowerSlice Pro batteries during the year ended December 31, 1997.

     In November 1997, the Company was issued a United States patent for its "Diffusion Air Manager". The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. Because of its simplicity, small size and enhanced storage life capability, the Company believes that the Diffusion Air Manager may allow certain rechargeable and primary (disposable) zinc-air batteries to be applied to a variety of markets and products that have not been practical in the past. The Company is reviewing possible new commercial opportunities, such as licensing, which may be available as a result of this new patent. The Company considers the Diffusion Air Manager to be a significant addition to its growing patent portfolio which, as of March 1, 1998, included 27 U.S. and six foreign patents.

     In December 1997, the Company announced it was developing a new zinc-air cell that was 70% smaller than the cell used in its PowerSlice Pro battery. The Company hopes that the combination of its smaller, prototype cell and its Diffusion Air Manager may present the Company with opportunities in the battery markets for smaller, handheld electronic products, for which zinc-air batteries were not practical in the past.

     One goal the Company has been pursuing is to secure an agreement with one or more OEMs to design notebook computers that are mechanically and electrically compatible with AER Energy batteries. Despite numerous developmental successes regarding battery power, size and weight, the power requirements of notebook computers have reached levels that currently preclude the Company from meeting the battery size, weight and recharge life required by OEMs in the notebook computer market. The Company continues to work to solve the limitations of rechargeable zinc-air technology with research and development projects focused on such areas as reducing carbon corrosion to improve battery power and increasing the number of recharges while reducing battery size and weight.

     The Company was formed to use technology licensed from Dreisbach Electromotive, Inc. ("DEMI"). DEMI was formed in 1982 to conduct research and development on electric vehicles and battery systems utilizing, among others, zinc-air technology. DEMI's zinc-air development programs included applications for electric vehicles and portable products. The Company and DEMI entered into a license agreement (the "DEMI License") in July 1989 whereby DEMI granted to the Company exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights. DEMI has retained the rights to zinc-air technology for motor vehicle applications and to its other technologies for motor vehicle applications and batteries producing over 500 watts continuous power output.

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

     The battery industry is broadly segmented into two types of batteries: primary and rechargeable. Primary batteries are used until discharged, then discarded and they typically are priced below rechargeable batteries. In contrast, rechargeable batteries can be discharged and then recharged to almost full capacity and discharged again.

     The Company believes important battery characteristics include energy density, energy storage capacity, cell voltage and discharge voltage profile. Energy density can be calculated based on either the weight or volume of the battery. For a given amount of energy, higher energy density by weight yields lighter batteries and higher energy density by volume yields smaller batteries. Energy storage capacity refers to the limits on a battery's ability to store energy safely and practically. Batteries with high energy storage capacity may more easily be configured to deliver increased operating time. Cell voltage determines the number of individual cells that must be connected in series to provide the overall voltage required to operate a specific product. Generally, batteries requiring fewer cells to achieve a given battery voltage are more reliable and facilitate OEM product design. The shape of a battery's discharge voltage profile defines the range of voltage over which a product must operate to utilize all of the energy stored in the battery. A battery with a flat discharge profile delivers a more consistent level of voltage throughout the battery's discharge cycle and may simplify an OEM product design and contribute to better operating efficiency.

     The Company believes its zinc-air rechargeable batteries offer a unique combination of high energy density by weight and high energy storage capacity. In addition, the Company's zinc-air battery cell has a flat discharge voltage profile that can be an advantage in an OEM product design.

     Zinc-air batteries are known to exhibit superior energy density by weight compared to other types of batteries due to their ability to absorb oxygen directly from the atmosphere to fuel the chemical reaction that generates electricity. However, if stored in an open-to-air condition, the storage life of zinc-air batteries can be greatly reduced. As a result, the use of primary zinc-air batteries has been relegated to niche applications in which the battery operates continuously once it is placed in service. For this reason, primary zinc-air batteries have been predominately used in hearing aids. In order to develop a rechargeable zinc-air battery, AER Energy needed to develop an air management system to isolate the battery's zinc-air cells from exposure to air during the period the battery is not in use. The Company's early air manager designs were bulky and expensive since they involved the use of sliding doors or electromechanical devices to control the air surrounding the zinc-air cells. In November 1997, the Company was issued a patent on its "Diffusion Air Manager", an air management system which consists of openings configured as long tubes to admit air into the battery enclosure and a small fan to draw air through the tubes. The Company believes its Diffusion Air Manager can be applied to both rechargeable and primary zinc-air batteries.

BUSINESS STRATEGY

     The Company's strategy has been to try to capitalize on the demand for long runtime batteries by mobile workers and other consumers dissatisfied with the runtime of their portable electronic devices powered by other manufacturers' batteries. The following are key elements of the Company's strategy:

     Technology Development. The Company plans to continue to work to improve its rechargeable zinc-air technology and to focus on such objectives as improving energy storage capacity and energy density, reducing battery size and recharge time, increasing power output and the number of recharges, extending overall field service life and lowering product costs. The Company also plans to explore the impact of its newly patented Diffusion Air Manager on both rechargeable and primary zinc-air battery applications. Concurrent with the Diffusion Air Manager development, the Company is also working on developing its newest, smaller, prototype zinc-air cells to serve smaller, handheld electronic products.

     Marketing. A primary focus of the Company's marketing efforts has been to try to identify portable electronic products and product applications that match the current capability of the Company's zinc-air technology. During 1997, the Company identified two applications where the potential long runtime capability of the Company's zinc-air batteries appeared appealing to consumers: satellite telephones and data acquisition devices. The Company believes that the constant emergence of new electronic products on the market and the growth of new product applications provide opportunities for the Company's batteries. The Company also hopes to capitalize on its Diffusion Air Manager and its 70% smaller, prototype zinc-air cell to explore new markets for its battery technology that include smaller, handheld electronic devices. The Company plans to continue to seek agreements with OEMs of portable electronic products to design products that are electrically and mechanically compatible with AER Energy zinc-air batteries.

     Licensing Opportunities. The Company is also exploring the potential opportunities arising from its patent portfolio including, but not limited to, the licensing or sublicensing of aspects of its technology. In particular, the Company plans to explore the options surrounding its Diffusion Air Manager and its possible application to both primary and rechargeable zinc-air batteries.

     Manufacturing. The Company has developed a flexible, low volume production facility that enables it to accommodate changes in the Company's zinc-air technology and manufacture both prototype and commercial product designs. During 1997, the Company modified its manufacturing operations to produce both the zinc-air cell used in the PowerSlice Pro battery product and the smaller, prototype cell for potential use in handheld electronic devices. In order to maintain control of its development and manufacturing processes, the Company believes it is currently desirable to manufacture its cells and batteries itself rather than contract with third party manufacturers.

     Funding. While Company management believes the Company currently has sufficient cash to fund operations through the end of 1998, management recognizes that the Company will need to raise additional funds by the end of 1998. Management is currently reviewing its options in this area which include, among other things, the licensing or sublicensing of its technology, joint development contracts and equity financing.

PRODUCTS

     During 1997, the Company produced and marketed two battery products: the PowerSlice LX and the PowerSlice Pro. As discussed above, the PowerSlice LX was discontinued in November 1997. Also discussed above, during 1997 the PowerSlice Pro was marketed under private label as the PowerLink by Alegna as an accessory battery for the Mitsubishi OmniQuest satellite telephone.

MARKETING AND SALES

     The Company's marketing efforts have been focused on the identification of potential product applications for the Company's zinc-air technology, the sales and marketing of the Company's PowerSlice Pro and the development and maintenance of relationships with OEMs of portable electronic products. While the Company recognizes that the requirements of notebook computer OEMs exceed the performance available from the Company's current zinc-air batteries, the Company continues to work with OEMs of other electronic products which are more compatible with the Company's technology at its current state of development. During 1997, the Company worked with two OEMs of electronic products, Mitsubishi Electric Corporation and Bartizan Data Systems LLC, to adapt the Company's PowerSlice Pro battery as a long runtime accessory battery for their respective products: satellite telephones and data acquisition devices. The Company currently employees three people in sales and marketing.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts have been focused on the commercialization of its rechargeable zinc-air batteries. To date, the Company has made improvements in its battery power, size and weight, has developed an air management system and charging circuitry for its zinc-air batteries and has eliminated mercury. During 1997, the Company's research and development activities resulted in the introduction of the PowerSlice Pro, the development of a 70% smaller prototype zinc-air cell and the initial application of the Company's Diffusion Air Manager. The Company plans to continue to work to improve the energy storage capacity and energy density of its zinc-air batteries, further reduce battery size and weight, refine materials and processing methods, increase the number of recharges and lower product costs.

     A majority of the Company's expenses to date have been for research and development. The Company's research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $4,024,000, $4,208,000 and $4,696,000, respectively.

MANUFACTURING

     The Company currently manufactures its zinc-air batteries itself rather than contracting with third party manufacturers. The Company believes that control of the basic elements of the production process should assist the Company in its efforts to improve the performance and quality of its zinc-air batteries and maintain a proprietary position. The Company maintains a flexible manufacturing facility that has accommodated numerous battery and cell design changes.

     The Company commenced pilot production of prototype batteries in the fourth quarter of 1992. In 1993, the Company purchased certain equipment for the production of air cathodes used in its rechargeable zinc-air batteries and licensed certain related air cathode process technology pursuant to an agreement (the "Westinghouse License") with Westinghouse Electric Corporation ("Westinghouse"). During 1994, the Company converted its pilot manufacturing line to a production facility for volume assembly of rechargeable zinc-air batteries, both prototype batteries and batteries for sale to customers. During 1997, the Company's production facility produced PowerSlice Pro and PowerSlice LX battery products, several experimental battery designs and three different zinc-air cell sizes, including the new 70% smaller, prototype cell.

     The principal raw materials used in the production of the zinc-air batteries are zinc, carbon, metal and plastic parts and potassium hydroxide. These materials are available from multiple sources in North America and Asia. Frequent design and material changes combined with low volume production has inhibited the Company's ability to reduce material costs through long-term relationships with vendors and high volume purchases.

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

     The Company is not aware of any competitor currently developing rechargeable zinc-air batteries for portable electronic products. Although the Company does not have extensive knowledge of specific competitive activities, the Company is aware that a great deal of battery research is in progress on a global basis. The Company believes that the major competitors for its rechargeable zinc-air batteries are makers of nickel-cadmium, nickel-metal hydride and lithium-based rechargeable batteries. Ralston Purina's Energizer Division, Sanyo Electric Co., Ltd., Toshiba Corporation, Matsushita Electric Industrial Co., Ltd., SAFT and Varta Batterie AG, among others, currently manufacture nickel-cadmium or nickel-metal hydride batteries or both. Sony Corporation, Sanyo Electric Co., Ltd. and Matsushita Electric, among others, are marketing a lithium-ion battery that is designed for use with portable computers, video cameras and cellular telephones. Valence Technology, Inc., Ultralife Batteries, Inc., Hydro-Quebec, Dowty Battery Company and Asahi Chemical Industry Company, Ltd. are engaged in the research and development of lithium-polymer batteries, most of which are not yet commercially available. Ultralife has received an order for lithium-polymer notebook computer batteries from Mitsubishi Electric Corporation. The Company is also aware that Electric Fuel Corporation is working to develop primary zinc-air batteries for portable electronic products. In addition, companies such as Sony, Matsushita, Sanyo, SAFT, Tadiran Electronic Industries, Energizer, Duracell and Toshiba, and possibly other companies, have active research and development programs to commercialize high energy density batteries. No assurance can be given that such companies will not develop batteries similar or superior to the Company's zinc-air batteries.

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

     Through the DEMI License, the Company has exclusive rights to ten DEMI patents (except for motor vehicle applications) which have been issued in the United States, two of which have also issued in Japan. The DEMI patents relate to air manager systems, a flexible cell case that allows for internal volume change during charge and discharge, a continuous consumable anode, a coated air electrode and a method for attaching zinc-air batteries to electronic products. The Company currently is utilizing only the technology embodied in the anode technology.

     During the last seven years, the Company has been granted seventeen United States and four European patents. In addition, as of March 1, 1998, the Company has filed twelve United States and twenty-two foreign patent applications and has thirty-six patent disclosures in review. It is the Company's intention to continue filing new patent applications in the United States, Japan, Europe and Canada as appropriate for the technology, products and product improvements developed through its research and commercialization activities.

     The Company believes that its most significant intellectual property benefits are derived from its air manager patents and pending applications. The air manager system regulates the flow of air within the battery during use and isolates the zinc-air cells from air during storage, both critical variables affecting zinc-air battery life. The Company has been issued five United States patents on its air manager systems and believes its most significant air manager patent is No. 5,691,074, which covers the Company's Diffusion Air Manager. The Company's early air manager designs were bulky and expensive since they involved the use of sliding doors or electromechanical devices. The Company's Diffusion Air Manager consists of openings that are configured as long tubes to admit air into the battery enclosure and a small fan to draw air through the tubes. The Company believes the Diffusion Air Manager is a simple, low cost method of improving storage life issues encountered by both rechargeable and primary zinc-air battery designs. The Company also has six United States patent applications pending on its designs relating to its air manager system.

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

     In order to manufacture air electrodes for its zinc-air batteries at its present production facility, the Company purchased production equipment and licensed the accompanying air electrode and process technology pursuant to the Westinghouse License. The Westinghouse License included two United States patents, one of which was also issued in Japan. Both of the United States patents have expired. The Japanese patent, which relates to a multi-ply pasted air electrode, expires in August 1998. The Company paid Westinghouse a total of $325,000 to purchase the production equipment. The Company's rights with respect to use of Westinghouse's air electrode technology are exclusive for portable computer products, but non-exclusive for all other portable products. The Westinghouse License entitled the Company to improvements developed or acquired by Westinghouse prior to May 1, 1995. The Company has an option to negotiate with Westinghouse to acquire certain other Westinghouse improvements developed or acquired by Westinghouse from May 1, 1995 to May 1, 1998. Under the Westinghouse License, the Company paid an initial license fee of $250,000 and is obligated to pay royalties of 1% of its revenues from sales of zinc-air battery products up to $300,000, followed by royalties of 0.5% of such revenues up to an additional $350,000, at which time no further royalties for product sales will be due. In addition, for ten years the Company will pay Westinghouse the greater of (i) 50% of any sublicense fees it receives if it sublicenses the technology licensed from Westinghouse, or (ii) 0.5% of sublicensee product sales.

     In addition to potential patent protection, the Company attempts to protect its trade secrets and other proprietary information through secrecy agreements with customers, suppliers, employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     The Company is exploring the potential opportunities arising from its patent portfolio, licenses and trade secrets including, but not limited to, the licensing or the sublicensing of various aspects of its zinc-air technology. In particular, the Company plans to explore the opportunities arising out of its Diffusion Air Manger and its possible applications to both primary and rechargeable zinc-air batteries.

EMPLOYEES

     At December 31, 1997, the Company had 70 regular employees and 15 temporary employees. Of the total number of regular employees, 22 were engaged in research and development, 35 (including 12 hourly employees) were engaged in manufacturing and manufacturing process development and 13 were in marketing and general and administrative functions. In an effort to reduce expenses, the Company reduced its number of temporary employees to 4 and regular employees to 60 in February 1998. Of the 60 regular employees, 18 were engaged in research and development, 32 (including 12 hourly employees) were engaged in manufacturing and 10 were engaged in marketing and general and administrative functions. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FORWARD LOOKING STATEMENTS

     This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from OEMs, ability of the Company to ramp up production to meet anticipated sales, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control.

ITEM 2.  PROPERTIES.

     The Company leases 9,600 square feet of office administration, engineering and testing space and an additional 24,800 square feet of production and manufacturing space in Smyrna, Georgia. Both facilities are located within the same industrial park. The Company believes that its existing facilities and equipment, together with equipment to be purchased with existing cash, will be adequate to manufacture its zinc-air batteries through 1998. Management does not anticipate needing additional space in the near future, but believes that if needed, the Company would be able to secure additional space at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to, and no property of the Company is presently the subject of, any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 15, 1998 were as follows:

        NAME          AGE                          POSITION
        ----          ---                          --------
David W. Dorheim      48    President, Chief Executive Officer and Director
R. Dennis Bentz       47    Vice President -- Manufacturing
M. Beth Donley        45    Vice President -- Chief Financial Officer, Treasurer
                            and Secretary
Frank M. Harris       45    Vice President -- Marketing and Sales
Lawrence A. Tinker    45    Vice President -- Engineering

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded under the symbol "AERN" on the Nasdaq National Market ("Nasdaq").

     The following table sets forth, for the quarters indicated, the high and low sales prices for the Company's common stock on Nasdaq. Nasdaq quotations are based on actual transactions and not bid prices.

                                                                  PRICE
                                                              --------------
QUARTER ENDED:                                                HIGH       LOW
--------------                                                ----       ---
March 31, 1996..............................................  3 7/16     1 7/8
June 30, 1996...............................................  7 3/4      4
September 30, 1996..........................................  4 11/16    2 15/16
December 31, 1996...........................................  3 7/8      2 3/16
March 31, 1997..............................................  3 9/16     2 1/4
June 30, 1997...............................................  3 1/4      2
September 30, 1997..........................................  2 13/16    2 1/16
December 31, 1997...........................................  2 7/16     1 1/8

     On December 31, 1997, the closing price of the common stock as reported on Nasdaq was $1.125 per share. On March 16, 1998, there were 286 holders of record of the Company's common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

     The Company has not declared a cash dividend on its common stock since inception. The Company has incurred operating losses since inception and expects to incur operating losses at least through 1998. Thus, the Company anticipates that for the foreseeable future, earnings, if any, will be retained for the operation and growth of its business. Accordingly, the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                                     PERIOD FROM
                                                                                                    JULY 17, 1989
                                                                                                      (DATE OF
                                                             YEAR ENDED DECEMBER 31,                INCEPTION) TO
                                                -------------------------------------------------   DECEMBER 31,
        STATEMENT OF OPERATIONS DATA:            1997      1996       1995       1994      1993         1997
        -----------------------------           -------   -------   --------   --------   -------   -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................  $   108   $    23   $    159   $     49   $    --     $    338
Gross Margin..................................   (2,566)   (1,288)    (2,020)      (546)       --       (6,421)
Costs and Expenses:
  Research and development....................    4,024     4,207      4,696      6,341     5,045       30,716
  Marketing, general, and
     administrative...........................    2,999     3,123      4,174      3,766     2,514       20,567
                                                -------   -------   --------   --------   -------     --------
          Total costs and expenses............    7,023     7,330      8,870     10,107     7,559       51,283
                                                -------   -------   --------   --------   -------     --------
Operating loss................................   (9,589)   (8,618)   (10,890)   (10,653)   (7,559)     (57,704)
Interest income (expense), net................      823     1,059        692        464       297        3,245
                                                -------   -------   --------   --------   -------     --------
Net loss......................................  $(8,766)  $(7,559)  $(10,198)  $(10,189)  $(7,262)    $(54,459)
                                                =======   =======   ========   ========   =======     ========
Net loss per share (basic and diluted)........  $ (0.36)  $ (0.33)  $  (0.59)  $  (0.68)  $ (0.56)    $  (3.86)
                                                =======   =======   ========   ========   =======     ========
Weighted average shares outstanding (basic and
  diluted)(1).................................   24,617    22,673     17,229     14,905    13,047       14,095

---------------

(1) Computed on the basis described in Note 1 of the Notes to the Financial Statements.

                                                                            DECEMBER 31,
                                                        ----------------------------------------------------
BALANCE SHEET DATA:                                       1997       1996       1995       1994       1993
-------------------                                     --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Cash and cash equivalents.............................  $ 10,207   $ 18,728   $ 16,417   $ 16,030   $  5,343
Working capital.......................................    10,155     18,502     16,125     15,953     13,502
Total assets..........................................    12,057     20,688     18,895     19,007     16,314
Total liabilities.....................................       494        512        703        665        679
Deficit accumulated during the development stage......   (54,795)   (46,008)   (38,223)   (27,936)   (17,747)
Total stockholders' equity............................    11,563     20,176     18,192     18,342     15,635

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. Starting in 1994, with the sale of the Company's first battery product, a portion of the research and development effort became focused on the manufacturing process and the production of both prototype batteries and batteries for sale to customers. Much of the Company's marketing focus over the last few years has been to seek a commitment from one or more original equipment manufacturers (OEMs) of portable notebook computers to design a product that is electrically and mechanically compatible with an AER Energy rechargeable zinc-air battery. Management now believes that the Company will need to improve its current technology before it will be in a position to obtain such a commitment from a notebook computer OEM due in large part to the growth in the power demands of notebook computers. As a result, in 1997 the Company began to expand its marketing focus to include additional portable electronic products less powerful than notebook computers that could benefit from the key attributes of AER Energy's zinc-air technology. During the year ended December 31, 1997, the Company sold its AER Energy PowerSlice Pro(TM) rechargeable zinc-air accessory battery for use with two such products: satellite telephones and data acquisition devices.

     During 1997, the Company shipped the PowerSlice Pro, for use as an accessory power source with the OmniQuest(TM) satellite telephone system manufactured by Mitsubishi Electric Corporation. The battery was supplied to customers by Alegna, Inc. under private label as the PowerLink(TM). In October 1997, the Company announced that Bartizan Data Systems LLC had selected the PowerSlice Pro for use with Bartizan's Expo! The Database Builder(TM), a remote data acquisition device used at tradeshows to scan attendee badges and compile information used to contact potential customers.

     In November 1997, the Company discontinued sales of the AER Energy PowerSlice LX(TM) battery, an accessory battery designed to power the Hewlett-Packard OmniBook 600 and 800 portable computers. The PowerSlice LX used an outdated cell design and had insufficient power to operate a recently upgraded, more powerful version of the OmniBook 800 portable computer.

     During the year ended December 31, 1997, the Company recorded minimal revenues from the sales of PowerSlice Pro and PowerSlice LX batteries.

     The Company has incurred cumulative losses of $54.5 million since inception to December 31, 1997 and expects to continue to incur operating losses beyond the end of 1998.

     In November 1997, the Company was issued a United States patent for its "Diffusion Air Manager." The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. Because of its simplicity, small size and enhanced storage life capability, the Company believes that the Diffusion Air Manager may allow certain rechargeable and primary (disposable) zinc-air batteries to be applied to a variety of markets and products that have not been practical in the past. The Company is reviewing possible new commercial opportunities, such as licensing, which may be available as a result of this new patent.

RESULTS OF OPERATIONS

     Net revenues for the years ended December 31, 1997, 1996, and 1995 were $108,000, $23,000 and $159,000, respectively. Net revenues during 1997 were attributable to the Company's PowerSlice Pro and PowerSlice LX battery products. Net revenues during 1996 and 1995 were attributable to the Company's AER Energy PowerPro(TM) and PowerSlice LX battery products.

     The Company's cost of sales for the years ended December 31, 1997, 1996 and 1995 were $2.7 million, $1.3 million and $2.2 million, respectively. The high cost of sales in all three years is primarily due to manufacturing inefficiencies and high material costs resulting from low production volumes.

     Research and development expenses decreased to $4.0 million for the year ended December 31, 1997 from $4.2 million for the same period in 1996. This decrease was primarily the result of a reduction in the allocation of manufacturing overhead to research and development expense, which is an allocation based on the level of manufacturing effort spent on the production of commercial batteries versus the effort spent on the production and testing of prototype zinc-air batteries and cells. During the years ended December 31, 1997 and 1996, a total of $652,000 and $1,127,000 in manufacturing overhead expenses were allocated to the research and development effort, respectively. This reduction in research and development expenses in 1997 compared to 1996 was partially offset by a $187,000 increase in personnel costs and a $128,000 increase in legal expenses related to the Company's patent activity.

     Research and development expenses decreased to $4.2 million for the year ended December 31, 1996 from $4.7 million for the same period in 1995. This decrease was primarily the result of a $351,000 reduction in the costs related to the design and development of the Company's battery products. These design and development costs include an allocation of manufacturing overhead pertaining to the production and testing of prototype zinc-air batteries and cells. During the years ended December 31, 1996 and 1995, a total of $1,127,000 and $389,000 in manufacturing overhead expenses were allocated to the research and development effort, respectively. The reduction in research and development expenses in 1996 compared to 1995 also resulted from an $83,000 decrease in personnel related costs, and a $40,000 decrease in legal expenses.

     Marketing, general and administrative expenses decreased to $3.0 million for the year ended December 31, 1997 from $3.1 million for the same period in 1996. The Company experienced a $108,000 reduction in the write-off of obsolete inventory, an $85,000 decrease in warranty expense and a decrease of $63,000 in allocated facility costs. The Company also experienced a $118,000 decrease in professional fees and a $54,000 reduction in royalty payments pursuant to the DEMI License. These decreases were partially offset by a $230,000 increase in personnel related costs and a $65,000 increase in travel costs.

     Marketing, general and administrative expenses decreased to $3.1 million for the year ended December 31, 1996 from $4.2 million for the same period in 1995. This decrease of $1.1 million was largely due to a $315,000 reduction in marketing, advertising, and public relations expenses. The Company also experienced a decrease of $186,000 in consulting fees, a reduction of $157,000 in the write-off of obsolete inventory, a decrease of $155,000 in warranty expense, a reduction of $146,000 in professional fees, a $96,000 decrease in royalty payments pursuant to the DEMI License, and a $42,000 reduction in amortization expenses. These decreases were partially offset by a $60,000 increase in personnel costs.

     Interest income decreased in 1997 to $823,000 from $1,059,000 in 1996 due to lower cash balances throughout 1997. Interest income increased to $1,059,000 in 1996 from $691,000 in 1995 due to the higher cash balance in 1996 resulting from the Company receiving net proceeds of $9.4 million from the private placement of common stock and warrants during May 1996.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company financed its operations from inception through July 9, 1993 with debt and private placements of common stock. On July 9, 1993, the Company received, net of underwriting discounts and commissions but before deducting expenses, proceeds of $16.3 million from its initial public offering of 2,500,000 shares of common stock. On August 6, 1993, the Company issued an additional 311,700 shares pursuant to the exercise of the underwriters' over-allotment option, and received additional proceeds of $2.0 million, net of underwriting discounts and commissions. On November 9, 1994, the Company closed a second public offering of 2,500,000 shares of its common stock, generating proceeds of $12.3 million, net of underwriting discounts and commissions but before deducting expenses. On December 7, 1994, an additional 150,000 shares were issued pursuant to the underwriters' overallotment option, generating additional proceeds of $736,500, net of underwriting discounts and commissions.

     On November 29, 1995, the Company issued $10,675,000 principal amount of 8% convertible subordinated debentures due November 17, 1997. Interest on the debentures accrued at 8% per year and was paid in common stock upon conversion. Beginning January 13, 1996 and ending November 17, 1997, a holder of a debenture could have elected to convert the debenture into common stock of the Company at a conversion price equal to the lesser of $3.60 per share or a percentage ranging from 85% to 100% of the average closing bid price for the five trading days immediately prior to the conversion. In connection with the transaction, the Company paid to a placement agent $840,500 in fees and delivered warrants to purchase 225,590 shares of the Company's common stock at an exercise price of $4.32 per share. The warrants expire in three years. The cash payment has been charged to stockholders' equity. During 1997, the remaining $900,000 in principal plus accrued interest was converted into 518,683 shares of common stock at an average conversion price of $1.93 per share. During 1996, $9,775,000 in principal plus accrued interest was converted into 5,394,992 shares of common stock at an average conversion price of $1.86 per share.

     On May 20, 1996, the Company issued 1,584,158 shares of its common stock, and warrants to purchase an additional 835,000 shares, in a private placement at an aggregate purchase price of $10 million. The transaction generated proceeds of $9.4 million, net of expenses. The warrants have an exercise price of $6.3125 per share and expire in five years. The value of the warrants is included in common stock on the balance sheet.

     The Company plans to use the remaining net proceeds from these financings to fund capital equipment purchases, research and development efforts, marketing activities, production of commercial and prototype zinc-air battery products, working capital and general corporate purposes as determined by management. In the interim, the Company invests the net proceeds in government securities and other short-term, investment grade, interest bearing investments.

     As of December 31, 1997 the Company had cash and cash equivalents of $10.2 million.

     Net cash used in operating activities increased to $8.2 million in 1997 from $6.9 million in 1996. Net cash used in operating activities decreased to $6.9 million in 1996 from $9.2 million in 1995. The changes in net cash used in operating activities are primarily due to the changes in costs and expenses discussed above in "Results of Operations."

     During the years ended December 31, 1997, 1996 and 1995, cash used in investing activities was $280,000, $158,000 and $324,000, respectively, which primarily reflected the purchase of manufacturing and battery testing equipment.

     No cash was provided by financing activities during 1997. Net cash provided by financing activities was $9.4 million in 1996 as compared to $9.9 million in 1995. The cash provided by financing activities in 1996 was primarily due to the private placement sale of the Company's common stock and warrants for $10 million, net of $635,000 in expenses. The cash provided by financing activities in 1995 was primarily due to the issuance of $10.7 million of 8% convertible debentures, net of $841,000 of placement fees.

     As discussed in Note 7 to the Financial Statements, the Company has agreed to pay DEMI royalties pursuant to the DEMI License. The Company recorded royalty expense related to the DEMI License for the years ended December 31, 1997, 1996, and 1995 and for the period from inception to December 31, 1997 of $100,000, $150,000, $250,000, and $1,250,000, respectively.

     As discussed in Note 8 to the Financial Statements, the Company executed an agreement with Westinghouse Electric Corporation (the "Westinghouse License") pursuant to which the Company pays 1% of revenues up to $300,000 followed by 0.5% of revenues up to $350,000, at which time no further royalties for product sales will be due.

     At December 31, 1997, the Company had available net operating loss carryforwards for income tax purposes of approximately $47.1 million and research and development credit carryforwards of approximately $1.2 million. These carryforward items will both begin to expire in 2004. Additionally, these carryforwards are both subject to certain limitations on annual utilization because of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss and credit carryforwards available to the Company in the future.

     On March 1, 1996, the Compensation Committee of the Company's Board of Directors approved a plan to reprice certain options to purchase shares of the Company's common stock granted to employees pursuant to the 1992 Stock Option Plan, as discussed in Note 6 to the Financial Statements.

     As discussed in Note 6 to the Financial Statements, on November 7, 1996, the Company amended a stock option agreement with a member of the Board of Directors. For the year ended December 31, 1996, the Company recorded $14,000 in compensation expense related to the amended stock option.

     As described in Note 1 to the Financial Statements, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the first quarter of 1996. During the years ended December 31, 1997 and 1996, the Company recorded write-offs of obsolete equipment with a net book value of $28,679 and $7,890, respectively.

     As discussed in Note 6 to the Financial Statements, the Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Under FASB Statement No. 123, "Accounting for Stock-Based Compensation," certain pro forma information is required regarding net income and earnings per share to be determined as if the Company has accounted for its employee stock options subsequent to December 31, 1994 under the fair value method of that Statement. The Company estimates its pro forma net loss using the fair value method for valuing employee stock options for the years ended December 31, 1997, 1996 and 1995 to be $9.4 million, $8.0 million and $10.7 million, respectively.

     As a result of some computer programs being written using two digits instead of four digits to define an applicable year, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could potentially result in miscalculations or system failure. The Company has been assessing its exposure to this "Year 2000 Issue" and has determined that all of its operational programs controlling its purchasing, inventory, billing and accounting systems have been designed year 2000 compliant. In addition to its operational programs, the Company has several programs that test product performance and quality. These programs are currently being reviewed for year 2000 compliance. The Company does not anticipate that required modifications to these test programs, if any, would be material in cost or time. Currently the Company has no critical interfacing systems to third parties. However, there is no guarantee that systems of other companies with which the Company has business transactions will be timely converted and would not have an adverse effect on the Company.

     The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity through the end of 1998. However, it may be necessary for the Company to increase its research and development expenses as it continues to work to improve its zinc-air technology and to explore markets for its rechargeable zinc-air batteries. It may also be necessary for the Company to expend greater than expected funds either on its manufacturing facilities or otherwise. The Company will continue to need working capital beyond its current levels, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. The Company has also encountered greater difficulty in commercializing its technology than originally expected. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

     The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded July 1, 1993 and may continue to be highly volatile. Factors such as delays by the Company in achieving development goals, inability of the Company to commercialize or manufacture its products, inability of the Company to reach agreements with OEMs, fluctuation in the Company's operating results, changes in earning estimates by analysts, the addition or deletion of analyst coverage, announcements of technological innovations or new products by the Company or its competitors, perceived changes in the markets for various OEM applications incorporating the Company's products, the announcement or termination of relationships with OEMs, and general market conditions may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Index to Financial Statements on Page F-1 of the Financial Statements of the Company filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the nominees for Directors of the Company set forth under "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

     Information concerning the Executive Officers of the Company is contained in a separate section captioned "Executive Officers of the Registrant" in Part I of this report and is incorporated herein by reference in response to the information required by this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under "Voting Securities" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents:

     (1) The following financial statements of the Company and Report of Independent Auditors are filed as part of this report.

        Balance Sheets as of December 31, 1997 and 1996

        Statements of Operations for the years ended December 31, 1997, 1996, and 1995, and for the period from July 17, 1989 (date of inception) to December 31, 1997

        Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995, and for the period from July 17, 1989 (date of inception) to December 31, 1997

        Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995, and for the period from July 17, 1989 (date of inception) to December 31, 1997

        Notes to Financial Statements

        Report of Independent Auditors

     (2) Financial Statement Schedules.

     Financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or the notes thereto.

     (3) Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  3.1      --  Articles of Incorporation of the Company, as amended.(1)
  3.2      --  Bylaws of the Company, as amended.(1)
  4.1      --  See Articles II and VII of the Company's Articles of
               Incorporation located within Exhibit 3.1.
  4.2      --  See Articles 2, 3 and 4 of the Company's Bylaws located within Exhibit 3.2.
 10.1      --  License Agreement dated July 19, 1989 among the Company,
               Dreisbach Electromotive, Inc. and Mike Cheiky.(2)
 10.2      --  Technology Assignment Agreement dated July 19, 1989 among the Company, Dreisbach Electromotive, Inc. and Mike
               Cheiky.(2)
 10.3      --  Shareholders Agreement.(2)
 10.4      --  Industrial Real Estate Lease dated February 5, 1991 between the Company and Brentwood One and Brentwood II Joint
               Venture.(2)
 10.5      --  Lease dated September 16, 1992 between the Company and
               Indian Trail Development Company.(2)
 10.6*     --  AER Energy Resources, Inc. 1992 Stock Option Plan, as
               amended.(2)
 10.7*     --  Form of Non-Qualified Stock Option Agreement.(3)
 10.8*     --  Form of Incentive Stock Option Agreement.(3)
 10.9      --  Agreement dated May 12, 1993 between the Company and
               Westinghouse Electric Corporation.(2)
 10.10*    --  Form of Indemnity Agreement with Directors.(2)
 10.11     --  Voting and Co-Sale Agreement dated July 17, 1992 among the
               Company, Jon A. Lindseth, Battery Partners, Elmwood Partners
               II, The Kindt-Collins Company, Odyssey Partners, L.P. and
               Chemical Equity Associates.(2)
 10.12     --  Consent to Partial Assignment of Royalties and Amendment No.
               2 to License Agreement dated as of October 15, 1993 among
               the Company, Dreisbach Electromotive, Inc. and Mike
               Cheiky.(4)
 10.13     --  Amended and Restated DEMI/AER Air Manager Agreement dated
               October 15, 1993 among the Company, Dreisbach Electromotive,
               Inc. and Mike Cheiky.(4)
 10.14*    --  AER Energy Resources, Inc. 1993 Non-Employee Directors'
               Restricted Stock Award Plan.(4)
 10.15*    --  Form of Director's Restricted Stock Award Agreement.(5)
 10.16*    --  Stock Option Agreement dated November 2, 1989 by and between
               David W. Dorheim and Aerobic Power Systems, Inc. (now AER
               Energy Resources, Inc.).(6)
 10.17*    --  Stock Option Agreement dated February 8, 1991 by and between
               R. Dennis Bentz and AER Energy Resources, Inc.(6)
 10.18*    --  Stock Option Agreement dated July 1, 1990 by and between
               Frank M. Harris and Aerobic Power Systems, Inc. (now AER
               Energy Resources, Inc.).(6)
 10.19     --  Lease Agreement dated November 15, 1993 between AER Energy
               Resources, Inc. and Highlands Park Associates.(7)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 10.20     --  Lease Agreement dated March 25, 1994 between AER Energy
               Resources, Inc. and Highlands Park Associates.(7)
 10.21*    --  Stock Option Agreement dated December 20, 1994 between H.
               Douglas Johns and AER Energy Resources, Inc.(8)
 10.22*    --  Consulting Agreement dated December 20, 1994 between H.
               Douglas Johns and AER Energy Resources, Inc.(9)
 10.23     --  Form of Convertible Debenture Subscription Agreement.(10)
 10.24     --  Form of 8% Convertible Debenture due November 17, 1997.(10)
 10.25     --  Registration Rights Agreement.(10)
 10.26     --  Warrant to Purchase Common Stock.(10)
 10.27     --  Amendment No. 3 to License Agreement and Termination of
               Technology Assignment Agreement dated December 26, 1995.(11)
 10.28     --  Securities Purchase Agreement, dated as of May 20, 1996, by and between FW AER Partners, L.P. and AER Energy Resources,
               Inc.(12)
 10.29     --  Warrant to Purchase Common Stock.(12)
 10.30*    --  Agreement between H. Douglas Johns and AER Energy Resources,
               Inc. dated November 7, 1996, amending Mr. Johns' Consulting
               Agreement and Stock Option Agreement.(13)
 21        --  Subsidiaries of the Company.(2)
 23        --  Consent of Ernst & Young LLP, Independent Auditors.
 27        --  Financial Data Schedule (for SEC use only).

---------------

  *  Indicates management contract or compensatory plan or arrangement.
 (1) Filed on June 17, 1993 as an Exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-62668) and incorporated herein by reference.
 (2) Filed on May 14, 1993 as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-62668) and incorporated herein by reference.
 (3) Filed on October 5, 1993 as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-69982) and incorporated herein by reference.
 (4) Filed on October 29, 1993 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the quarter ended September 30, 1993 and incorporated herein by reference.
 (5) Filed on September 24, 1993 as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-69462) and incorporated herein by reference.
 (6) Filed on March 25, 1994 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1993 and incorporated herein by reference.
 (7) Filed on September 23, 1994 as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-84300) and incorporated herein by reference.
 (8) Filed on February 2, 1995 as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-89068) and incorporated herein by reference.
 (9) Filed on March 23, 1995 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1994 and incorporated herein by reference.
(10) Filed on December 13, 1995 as an Exhibit to the Registrant's Form 8-K (File No. 0-21926) and incorporated herein by reference.
(11) Filed on March 28, 1996 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1995 and incorporated herein by reference.
(12) Filed on May 20, 1996 as an Exhibit to the Registrant's Form 8-K (File No. 0-21926) and incorporated herein by reference.
(13) Filed on March 27, 1997 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1996 and incorporated herein by reference.

(b) Reports on Form 8-K filed in the fourth quarter of 1997:

     The registrant did not file any reports on Form 8-K during quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                      AER ENERGY RESOURCES, INC.

                                      By:       /s/ DAVID W. DORHEIM
                                        ----------------------------------------
                                        David W. Dorheim,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                          TITLE                         DATE
                      ---------                                          -----                         ----
                 /s/ JON A. LINDSETH                   Chairman                                   March 27, 1998
-----------------------------------------------------
                   Jon A. Lindseth

                /s/ DAVID W. DORHEIM                   Director, President and Chief Executive    March 27, 1998
-----------------------------------------------------    Officer
                  David W. Dorheim

                 /s/ M. BETH DONLEY                    Vice President -- Chief Financial          March 27, 1998
-----------------------------------------------------    Officer, Treasurer and Secretary
                   M. Beth Donley                        (Principal Accounting Officer and
                                                         Principal Financial Officer)

                 /s/ DAVID G. BROWN                    Director                                   March 27, 1998
-----------------------------------------------------
                   David G. Brown

                 /s/ JAMES W. DIXON                    Director                                   March 27, 1998
-----------------------------------------------------
                   James W. Dixon

               /s/ WILLIAM L. JACKSON                  Director                                   March 27, 1998
-----------------------------------------------------
                 William L. Jackson

                /s/ H. DOUGLAS JOHNS                   Director                                   March 27, 1998
-----------------------------------------------------
                  H. Douglas Johns

                                                       Director                                   March   , 1998
-----------------------------------------------------
                   John L. Wilkes

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2

Financial Statements

  Balance Sheets............................................  F-3

  Statements of Operations..................................  F-4

  Statements of Stockholders' Equity........................  F-5

  Statements of Cash Flows..................................  F-6

  Notes to Financial Statements.............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
AER Energy Resources, Inc.

     We have audited the accompanying balance sheets of AER Energy Resources, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and for the period from July 17, 1989 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AER Energy Resources, Inc. (a development stage company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from July 17, 1989 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                              /s/ ERNST & YOUNG, LLP

                                      ------------------------------------------

Atlanta, Georgia
January 19, 1998

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents (Note 1)........................  $ 10,206,870   $ 18,728,427
  Trade accounts receivable (less allowance of $0 at
     December 31, 1997 and $2,411 at December 31, 1996).....           116          3,475
  Inventories (Notes 1 and 2)...............................       291,278        100,399
  Prepaid expenses..........................................       149,474        178,137
                                                              ------------   ------------
Total current assets........................................    10,647,738     19,010,438
Equipment and improvements:
  Machinery and equipment...................................     3,207,603      2,993,555
  Office equipment..........................................       469,537        445,926
  Leasehold improvements....................................       254,766        254,766
                                                              ------------   ------------
                                                                 3,931,906      3,694,247
  Less accumulated depreciation.............................     2,539,020      2,033,392
                                                              ------------   ------------
                                                                 1,392,886      1,660,855
Other assets................................................        16,841         16,841
                                                              ------------   ------------
Total assets................................................  $ 12,057,465   $ 20,688,134
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    219,230   $    168,911
  Accrued royalties -- related party (Note 7)...............        30,000         30,000
  Other accrued expenses....................................       243,046        309,855
                                                              ------------   ------------
Total current liabilities...................................       492,276        508,766
Deferred rental expense.....................................         2,112          2,957
Stockholders' equity:
  Convertible debentures (Note 11)..........................            --        909,198
  Preferred stock, no par value:
     Authorized -- 10,000,000 shares; no shares issued and
      outstanding...........................................            --             --
  Common stock, no par value:
     Authorized -- 100,000,000 shares; issued and
      outstanding -- 24,791,013 shares at December 31, 1997
      and 24,276,080 shares at December 31, 1996............    66,519,348     65,675,743
  Notes receivable from common stock sales (Note 5).........       (35,938)       (71,875)
  Unearned stock compensation (Note 4)......................      (124,882)      (328,455)
  Deficit accumulated during the development stage..........   (54,795,451)   (46,008,200)
                                                              ------------   ------------
Total stockholders' equity..................................    11,563,077     20,176,411
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $ 12,057,465   $ 20,688,134
                                                              ============   ============

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                 PERIOD FROM
                                                                                                JULY 17, 1989
                                                                                                  (DATE OF
                                                             YEARS ENDED DECEMBER 31,           INCEPTION) TO
                                                     ----------------------------------------   DECEMBER 31,
                                                        1997          1996           1995           1997
                                                     -----------   -----------   ------------   -------------
Revenues...........................................  $   108,399   $    22,633   $    158,602   $    338,174
  Cost of sales....................................    2,675,098     1,310,360      2,178,681      6,758,985
                                                     -----------   -----------   ------------   ------------
Gross margin.......................................   (2,566,699)   (1,287,727)    (2,020,079)    (6,420,811)
Costs and expenses:
  Research and development
  -- related party (Note 7)........................           --            --             --      1,145,913
  -- other.........................................    4,023,876     4,207,551      4,695,756     29,570,743
Marketing, general and administrative
  -- related party (Note 7)........................       95,663       149,317        245,242      1,238,764
  -- other.........................................    2,902,998     2,973,899      3,928,550     19,328,037
                                                     -----------   -----------   ------------   ------------
Total costs and expenses...........................    7,022,537     7,330,767      8,869,548     51,283,457
                                                     -----------   -----------   ------------   ------------
Operating loss.....................................   (9,589,236)   (8,618,494)   (10,889,627)   (57,704,268)
Interest income....................................      823,422     1,059,173        691,432      3,509,820
Interest expense
  -- related parties...............................           --            --             --       (264,445)
                                                     -----------   -----------   ------------   ------------
Net loss...........................................  $(8,765,814)  $(7,559,321)  $(10,198,195)  $(54,458,893)
                                                     ===========   ===========   ============   ============
Basic and diluted loss per share...................  $     (0.36)  $     (0.33)  $      (0.59)  $      (3.86)
                                                     ===========   ===========   ============   ============
Weighted average shares outstanding (basic and
  diluted).........................................   24,616,762    22,673,126     17,228,972     14,095,343

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       DEFICIT
                                                                           NOTES                     ACCUMULATED
                                                   COMMON STOCK         RECEIVABLE                    DURING THE        TOTAL
                               CONVERTIBLE   ------------------------   FROM COMMON     UNEARNED     DEVELOPMENT    STOCKHOLDERS'
                               DEBENTURES      SHARES       AMOUNT      STOCK SALES   COMPENSATION      STAGE          EQUITY
                               -----------   ----------   -----------   -----------   ------------   ------------   -------------
  Issuance of common stock:
    For cash ranging from
      $0.02 to $7.00 per
      share, inception to
      December 1994..........  $        --   13,883,450   $41,514,338    $      --     $      --     $         --   $ 41,514,338
    For promissory notes
      ranging from $0.89 to
      $1.89 per share,
      February 1990 to
      January 1993...........           --      135,450       169,675     (169,675)           --               --             --
    For exchange of debt
      ranging from $1.22 to
      $1.89 per share, May
      1991 to July 1992......           --    3,079,305     4,438,934           --            --               --      4,438,934
  Exercise of stock options
    ranging from $0.89 to
    $1.89 per share, May 1994
    to October 1994..........           --       60,750        65,893           --            --               --         65,893
  Payments received on
    promissory notes.........           --           --            --       42,425            --               --         42,425
  Shares granted under
    Restricted Stock Award
    Plan (Note 4)............           --       99,750       993,750           --      (993,750)              --             --
  Shares canceled under
    Restricted Stock Award
    Plan (Note 4)............           --      (12,000)      (96,000)          --        96,000               --             --
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --      (195,750)          --       411,750               --        216,000
  Cancellation of promissory
    notes....................           --      (21,375)      (40,375)      40,375            --               --             --
  Net loss, inception to
    December 31, 1994........           --           --            --           --            --      (27,935,563)   (27,935,563)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1994.......................           --   17,225,330    46,850,465      (86,875)     (486,000)     (27,935,563)    18,342,027
  Exercise of stock options
    ranging from $0.89 to
    $1.89 per share, March to
    October 1995.............           --       43,850        55,212           --            --               --         55,212
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --            --           --       144,000               --        144,000
  Payments received on
    promissory notes.........           --           --            --       15,000            --               --         15,000
  Sale of convertible
    debentures for cash,
    November 1995............    9,834,500           --            --           --            --               --      9,834,500
  Interest payable on
    convertible debentures...       89,573           --            --           --            --          (89,573)            --
  Net loss...................           --           --            --           --            --      (10,198,195)   (10,198,195)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1995.......................    9,924,073   17,269,180    46,905,677      (71,875)     (342,000)     (38,223,331)    18,192,544
  Issuance of common stock:
    For cash at $6.31 per
      share, May 1996........           --    1,584,158     9,365,217           --            --               --      9,365,217
  Exercise of stock options
    ranging from $1.22 to
    $5.00 per share, June
    1996.....................           --        4,000        12,441           --            --               --         12,441
  Conversion of debentures
    into common stock........   (9,240,423)   5,394,992     9,240,423           --            --               --             --
  Interest payable on
    convertible debentures...      225,548           --            --           --            --         (225,548)            --
  Shares granted under
    Restricted Stock Award
    Plan.....................           --       29,750       185,922           --      (185,922)              --             --
  Shares canceled under
    Restricted Stock Award
    Plan.....................           --       (6,000)      (48,000)          --        48,000               --             --
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --            --           --       151,467               --        151,467
  Grant of Compensatory Stock
    Options..................           --           --        14,063           --            --               --         14,063
  Net loss...................           --           --            --           --            --       (7,559,321)    (7,559,321)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1996.......................      909,198   24,276,080    65,675,743      (71,875)     (328,455)     (46,008,200)    20,176,411
  Conversion of debentures
    into common stock........     (930,635)     518,683       930,635           --            --               --             --
  Interest payable on
    convertible debentures...       21,437           --            --           --            --          (21,437)            --
  Shares granted under
    Restricted Stock Award
    Plan.....................           --       14,250        29,783           --       (29,783)              --             --
  Shares canceled under
    Restricted Stock Award
    Plan.....................           --      (18,000)     (116,813)          --       116,813               --             --
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --            --           --       116,543               --        116,543
  Forgiveness of promissory
    notes....................           --           --            --       35,937            --               --         35,937
  Net loss...................           --           --            --           --            --       (8,765,814)    (8,765,814)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1997.......................  $        --   24,791,013   $66,519,348    $ (35,938)    $(124,882)    $(54,795,451)  $ 11,563,077
                               ===========   ==========   ===========    =========     =========     ============   ============

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                            PERIOD FROM
                                                                                                           JULY 17, 1989
                                                                                                             (DATE OF
                                                                       YEARS ENDED DECEMBER 31,            INCEPTION) TO
                                                              ------------------------------------------   DECEMBER 31,
                                                                  1997           1996           1995           1997
                                                              ------------   ------------   ------------   -------------
OPERATING ACTIVITIES:
Net loss....................................................  $ (8,765,814)  $ (7,559,321)  $(10,198,195)  $(54,458,893)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       519,212        547,530        640,371      2,948,611
  Amortization of unearned stock compensation...............       116,543        151,467        144,000        628,010
  Grant of compensatory stock options.......................            --         14,063             --         14,063
  Forgiveness of promissory notes...........................        35,937             --             --         35,937
  Loss on disposal of equipment.............................        28,679          7,390         14,936         67,270
  Deferred rental expense...................................          (845)        (4,099)        (9,901)         2,112
  Accretion of discount on marketable securities............            --             --             --       (187,407)
  Changes in operating assets and liabilities:
    Trade accounts receivable...............................         3,359          4,550         (6,962)          (116)
    Inventories.............................................      (190,879)       153,609        124,845       (291,278)
    Prepaid expenses and other current assets...............        28,663        (37,005)        49,816       (149,784)
    Accounts payable........................................        50,319       (162,524)       (66,011)       219,230
    Accrued royalties payable -- related party..............            --        (30,000)       (30,343)        30,000
    Other current liabilities...............................       (66,809)         5,540        144,393        401,980
                                                              ------------   ------------   ------------   ------------
Net cash used in operating activities.......................    (8,241,635)    (6,908,800)    (9,193,051)   (50,740,265)
INVESTING ACTIVITIES:
Purchases of equipment and improvements.....................      (279,922)      (157,583)      (324,296)    (4,035,094)
Purchase of marketable securities...........................            --             --             --    (11,512,296)
Purchase of license agreement...............................            --             --             --       (250,000)
Proceeds from marketable securities.........................            --             --             --     11,700,000
Changes in other assets.....................................            --             --             --       (140,501)
                                                              ------------   ------------   ------------   ------------
Net cash used in investing activities.......................      (279,922)      (157,583)      (324,296)    (4,237,891)
FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties......            --             --             --      5,430,000
Issuance of convertible debentures, net of issuance costs...            --             --      9,834,500      9,834,500
Payments on notes payable to related parties................            --             --             --     (1,150,000)
Payments received on promissory notes.......................            --             --         15,000         57,425
Issuance of common stock upon exercise of stock options.....            --         12,441         55,212        133,546
Issuance of common stock, net of issuance costs.............            --      9,365,217             --     50,879,555
                                                              ------------   ------------   ------------   ------------
Net cash provided by financing activities...................            --      9,377,658      9,904,712     65,185,026
                                                              ------------   ------------   ------------   ------------
(Decrease) increase in cash and cash equivalents............    (8,521,557)     2,311,275        387,365     10,206,870
Cash and cash equivalents at beginning of period............    18,728,427     16,417,152     16,029,787             --
                                                              ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $ 10,206,870   $ 18,728,427   $ 16,417,152   $ 10,206,870
                                                              ============   ============   ============   ============

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     AER Energy Resources, Inc. (the "Company") was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have been primarily focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales through December 31, 1997 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.

USES OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. During the years ended December 31, 1997 and 1996, the Company recorded write-offs of obsolete equipment with a net book value of $28,679 and $7,890, respectively, which was included in marketing, general and administrative expenses.

CASH AND CASH EQUIVALENTS

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

INVENTORIES

     Inventories are valued at lower of cost or market, using the first-in, first-out (FIFO) method.

EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements are stated at cost. Depreciation of equipment and improvements is computed using the straight-line method over their estimated useful lives. Certain equipment is used to advance the development of production processes, refine product designs for volume production and produce batteries for laboratory and field testing. The Company plans to utilize this equipment to manufacture batteries in commercial quantities. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms.

INCOME TAXES

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

ADVERTISING EXPENSES

     The Company expenses advertising costs upon first showing. Advertising costs included in marketing, general and administrative expense were $43,724, $74,272, $272,866, and $1,224,925 for the years ended December 31, 1997, 1996 and 1995 and for the period from inception to December 31, 1997, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

2. INVENTORIES

     Inventories are summarized below.

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Raw material................................................  $233,997   $ 95,814
Work in progress............................................    34,818      4,585
Finished goods..............................................    22,463         --
                                                              --------   --------
                                                              $291,278   $100,399
                                                              ========   ========

3. LEASES

     The Company leases office and manufacturing space under operating leases which expire in 1998 and 1999. Rent expense under the operating leases for the years ended December 31, 1997, 1996, and 1995 and for the period from inception to December 31, 1997 was $213,431, $201,253, $189,780, and $1,043,185,
respectively. Future minimum lease payments by year and in the aggregate under the operating leases consist of the following at December 31, 1997:

Years ending December 31,
1998........................................................  $206,848
1999........................................................    45,512
                                                              --------
                                                              $252,360
                                                              ========

4. 1993 NON-EMPLOYEE DIRECTORS' RESTRICTED STOCK AWARD PLAN

     On August 26, 1993, the Board of Directors adopted, subject to shareholder approval, the Company's 1993 Non-Employee Directors' Restricted Stock Award Plan. The plan provides for the grant of up to an aggregate of 240,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company. In general, the plan provides for awards of 15,000 shares of common stock to each non-employee director, with 3,000 vesting after each year of his or her service as a director.

     On October 1, 1993 and November 11, 1993, in accordance with the plan, the Company issued a total of 87,000 shares of this restricted common stock to eligible members of the Company's Board of Directors. The plan was subsequently approved by shareholders at the Company's 1994 Annual Meeting of Shareholders. A summary of the activity related to the 1993 Non-Employee Directors' Restricted Stock Award Plan follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              -------   -------   ------
Shares outstanding -- beginning of year.....................  111,500    87,750   87,750
  Issued....................................................   14,250    29,750       --
  Canceled..................................................  (18,000)   (6,000)      --
                                                              -------   -------   ------
Shares outstanding -- end of year...........................  107,750   111,500   87,750
                                                              =======   =======   ======
Shares vested -- end of year................................   69,500    51,750   33,750
                                                              =======   =======   ======

5. STOCKHOLDERS' EQUITY

     On May 20, 1996, the Company issued 1,584,158 shares of its common stock, and warrants to purchase an additional 835,000 shares, in a private placement at an aggregate purchase price of $10,000,000, as discussed in Note 10.

     On November 29, 1995, the Company reserved 225,590 shares of common stock for issuance in connection with a warrant delivered to the placement agent of $10,675,000 principal amount of 8% convertible subordinated debentures, as discussed in Note 11.

     During the period from inception to December 31, 1994, the Company issued shares of stock to officers and employees of the Company in exchange for notes receivable. These notes are secured by the shares of common stock issued and bear interest at 10%. The notes required payments of interest only through 1993. In December 1994, the notes were amended to include full recourse against the borrowers in the event of nonpayment with principal and accrued interest payable in equal annual installments in 1997 and 1998. The amended notes also include a forgiveness provision for the entire indebtedness contingent on the continued employment of the makers of the notes. On December 1, 1997,

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

pursuant to the forgiveness provision, $35,937 of outstanding principal and related interest was forgiven and recorded as compensation expense in the Statement of Operations.

     During 1991, a major stockholder and another stockholder exchanged notes due from the Company in the amount of $2,400,000 plus accrued interest of $125,545 for 2,066,355 shares of the Company's common stock. During 1992, a major stockholder of the Company advanced $1,880,000 to the Company under a revolving credit note bearing interest at prime plus 2%. During 1992, the stockholder exchanged the outstanding balance plus accrued interest of $33,389 for 1,012,950 shares of the Company's common stock.

6. STOCK OPTIONS

     In December 1994, the Company entered into a stock option agreement with a member of the Board of Directors which granted the Director the option to acquire 50,000 shares of the Company's common stock at an exercise price of $4.25 per share. The agreement was entered into as part of the consulting arrangement discussed in Note 7. On November 7, 1996, the agreement was amended to reduce the number of shares subject to the option from 50,000 shares to 25,000 shares and to reduce the option exercise price from $4.25 per share to $2.125 per share. The Company recorded $14,063 in compensation expense related to the amended agreement since the closing market price for the Company's common stock on November 7, 1996 was $2.6875 per share and therefore higher than the amended option exercise price. The option is 100% vested and expires in 2004.

     During 1992, the Company established the 1992 Stock Option Plan whereby options may be granted to key employees to purchase shares of common stock at prices not less than the fair value of the shares on the date of the grant for incentive stock options and not less than 50% of the fair value of the shares on the date of the grant for non-qualified stock options. Options become vested 20% per year not earlier than 12 months from the date of the grant and are exercisable for a period of ten years from the grant date. On May 9, 1996, the Company amended the 1992 Stock Option Plan to increase the number of shares reserved for future issuance to 1,500,000.

     On March 1, 1996, the Compensation Committee of the Company's Board of Directors approved a plan to reprice certain options to purchase shares of the Company's common stock granted to employees pursuant to the 1992 Stock Option Plan. The options were repriced effective March 22, 1996. Options originally priced from $4.63 to $8.00 per share were repriced at $3.19 per share, the closing market price of the common stock on March 22, 1996. Each of the repriced options, whether or not vested, could not be exercised for a period of one year ending February 28, 1997. Options to purchase a total of 795,000 shares of common stock were repriced, of which 71,000 were fully vested prior to repricing.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995, respectively: risk-free interest rate of 5.4%, 5.0% and 5.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 82%, 91% and 91%; and a weighted-average expected life of the option of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year 1999. The Company's pro forma information follows (in thousands except for loss per share information):

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1997        1996         1995
                                                              ---------   ---------   ----------
Pro forma net loss..........................................   $(9,428)    $(7,996)    $(10,722)
Pro forma net loss per share:
  Basic and diluted.........................................   $ (0.38)    $ (0.35)    $  (0.62)

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of option activity related to the 1992 Stock Option Plan follows:

                                                                             WEIGHTED
                                                               OPTION    AVERAGE EXERCISE
                                                               SHARES    PRICE PER SHARE
                                                              --------   ----------------
  Granted, 1992 to 1994.....................................   673,500        $6.63
  Canceled, 1992 to 1994....................................  (156,625)        6.05
  Exercised.................................................    (7,650)        1.89
                                                              --------        -----
Outstanding at December 31, 1994............................   509,225         6.87
  Granted...................................................   525,000         5.07
  Canceled..................................................  (158,500)        6.32
  Exercised.................................................    (8,100)        1.89
                                                              --------        -----
Outstanding at December 31, 1995............................   867,625         5.93
  Granted...................................................    85,000         4.83
  Canceled..................................................   (50,000)        6.04
  Exercised.................................................    (2,000)        5.00
                                                              --------        -----
Outstanding at December 31, 1996(1).........................   900,625         3.37
  Granted...................................................    60,000         2.38
  Canceled..................................................   (59,000)        4.39
                                                              --------        -----
Outstanding at December 31, 1997............................   901,625        $3.26
                                                              ========        =====
Outstanding at December 31, 1997:
  Exercise price ranging from $1.88 to $3.19 with a
     weighted-average remaining contractual life of 7.0
     years..................................................   812,625        $3.09
  Exercise price ranging from $3.20 to $6.19 with a
     weighted-average remaining contractual life of 8.3
     years..................................................    89,000         4.85
                                                              --------        -----
                                                               901,625        $3.26
                                                              ========        =====
Options exercisable at December 31, 1997:
  Exercise price ranging from $1.88 to $3.19................   391,100        $3.10
  Exercise price ranging from $3.20 to $6.19................    18,000         4.90
                                                              --------        -----
                                                               409,100        $3.18
                                                              ========        =====
Options exercisable at December 31, 1996(1):
  Exercise price ranging from $1.89 to $2.19(2).............    19,575        $1.89
  Exercise price ranging from $2.20 to $6.19................   222,000         3.25
                                                              --------        -----
                                                               241,575        $3.14
                                                              ========        =====
Options exercisable at December 31, 1995:
  Exercise price ranging from $1.89 to $2.88(3).............    13,050        $1.89
  Exercise price ranging from $2.89 to $8.00................    73,000         7.51
                                                              --------        -----
                                                                86,050        $6.66
                                                              ========        =====

---------------

(1) Exercise price reflects repricing to $3.19 per share on March 22, 1996.
(2) $2.19 reflects the market price for the Company's common stock at December 31, 1996.
(3) $2.88 reflects the market price for the Company's common stock at December 31, 1995.

     The weighted-average fair value of options granted during 1997, 1996, and 1995 was $1.49, $3.51, and $3.69, respectively.

     Prior to adoption of the 1992 Stock Option Plan, the Company entered into stock option agreements with key employees to purchase common stock of the Company. Options granted under these stock option agreements were immediately 100% vested and expire in 1999. A summary of option activity related to these agreements follows:

                                                                            WEIGHTED
                                                              OPTION    AVERAGE EXERCISE
                                                              SHARES    PRICE PER SHARE
                                                              -------   ----------------
Outstanding at December 31, 1994............................  249,750          .94
  Exercised.................................................  (35,750)        1.12
                                                              -------        -----
Outstanding at December 31, 1995............................  214,000          .91
  Exercised.................................................   (2,000)        1.22
                                                              -------        -----
Outstanding at December 31, 1996 and 1997...................  212,000        $ .90
                                                              =======        =====
Options exercisable at December 31, 1996 and 1997...........  212,000        $ .90
                                                              =======        =====

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS

     In December 1994, the Company entered into a one-year consulting agreement with a member of the Board of Directors. Under the terms of the agreement, the director provided the Company with certain business and marketing consulting services in return for approximately $209,000 plus an option to acquire 50,000 shares of the Company's common stock, as discussed in Note 6. The agreement expired in December 1995 and was not renewed. As discussed in Note 6, in November 1996, the number of shares of common stock subject to the option was reduced from 50,000 shares to 25,000 shares.

     The Company has a license agreement with Dreisbach Electromotive, Inc. ("DEMI"). Under DEMI's agreement, the Company has an exclusive license to use the patent rights for the purpose of manufacturing and marketing certain batteries and other products employing similar technology. In addition, the Company agreed to pay DEMI royalties, beginning in 1991, of 4% of net sales subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the agreement. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense related to the DEMI license for the years ended December 31, 1997, 1996, and 1995 and for the period from inception to December 31, 1997 of $100,000, $150,000, $250,000, and $1,250,000, respectively. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales are included in the cost of sales. As of December 31, 1997 and 1996, $30,000 of these royalty payments remained unpaid. The future minimum royalty payments specified by the agreement consist of the following:

YEARS ENDING DECEMBER 31,
-------------------------
1998........................................................  $100,000
1999........................................................    50,000

     The Company recorded research and development expenses as a part of the agreement for the period from inception to December 31, 1997 of approximately $1,146,000, all of which were recorded prior to 1993. No additional amounts of research and development expenses were required under the agreement after 1992.

8. LICENSE AGREEMENT

     On May 12, 1993, the Company executed an agreement with Westinghouse Electric Corporation ("Westinghouse") whereby the Company obtained exclusive license and sublicense rights to use Westinghouse's air electrode technology for portable computer products and non-exclusive license and sublicense rights for all other portable products. The agreement entitles the Company to improvements developed or acquired by Westinghouse prior to May 1, 1995. Pursuant to the agreement, the Company paid an initial license fee of $250,000 and pays 1% of revenues up to $300,000 followed by 0.5% of revenues up to $350,000, at which time no further royalties for product sales will be due. In addition, the Company purchased specific production equipment for $325,000 from Westinghouse. The agreement also includes certain provisions requiring additional payments to Westinghouse if the Company sublicenses the technology.

9. INCOME TAXES

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                                                       PERIOD FROM JULY,
                                                                                         1989 (DATE OF
                                                    YEARS ENDED DECEMBER 31,             INCEPTION) TO
                                             ---------------------------------------     DECEMBER 31,
                                                1997          1996          1995             1997
                                             -----------   -----------   -----------   -----------------
Tax at statutory rate......................  $(2,978,246)  $(2,570,161)  $(3,467,386)    $(18,513,884)
Research and development costs.............      (43,402)      (80,319)     (123,621)      (1,183,419)
Other......................................        5,217         4,329         4,546           28,999
Valuation reserve..........................    3,016,431     2,646,151     3,586,461       19,668,304
                                             -----------   -----------   -----------     ------------
                                             $        --   $        --   $        --     $         --
                                             ===========   ===========   ===========     ============

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $16,015,904   $12,538,803
  Depreciation..............................................      144,103       102,190
  Accrued royalties.........................................           --       212,499
  Start-up costs............................................    2,192,760     2,524,251
  Research and development credits..........................    1,183,419     1,140,017
  Warranty reserve..........................................       39,100        48,789
  License agreement.........................................       64,118        59,004
  Accounts receivable reserve...............................           --           820
  Inventory obsolescence....................................       28,900        25,500
                                                              -----------   -----------
  Gross deferred assets.....................................   19,668,304    16,651,873
  Valuation allowance.......................................   19,668,304    16,651,873
                                                              -----------   -----------
Net deferred tax assets.....................................  $        --   $        --
                                                              ===========   ===========

     At December 31, 1997, the Company had available net operating loss carryforwards for income tax purposes of approximately $47.1 million and research and development credit carryforwards of approximately $1.2 million. These carryforward items will both begin to expire in 2004. Additionally, the Company's net operating loss and research and development credit carryforwards are both subject to certain limitations on annual utilization because of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss and credit carryforwards available to the Company in the future.

10. PROCEEDS FROM THE SALE OF COMMON STOCK

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

     On November 9, 1994, the Company closed a public offering of 2.5 million shares of its common stock, generating proceeds of $12.3 million, net of underwriting discounts and commissions but before deducting expenses. On December 7, 1994, an additional 150,000 shares of common stock were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $736,500, net of underwriting discounts and commissions.

     On July 9, 1993, the Company closed an initial public offering of 2.5 million shares of its common stock, generating proceeds of $16.3 million, net of underwriting discounts and commissions but before deducting expenses. On August 6, 1993, an additional 311,700 shares of common stock were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $2.0 million, net of underwriting discounts and commissions.

     The net proceeds from the common stock sales have been and continue to be used to fund capital equipment purchases, research and development efforts, sales and marketing activities, working capital and general corporate purposes at the Company's discretion.

11. PROCEEDS FROM THE SALE OF CONVERTIBLE DEBENTURES

     On November 29, 1995, the Company issued $10,675,000 principal amount of 8% convertible subordinated debentures due November 17, 1997. Interest on the debentures accrued at 8% per year and was paid in common stock upon conversion. Beginning January 13, 1996 and ending November 17, 1997, a holder of a debenture could have elected to convert the debenture into common stock of the Company at a conversion price equal to the lesser of $3.60 per share or a percentage ranging from 85% to 100% of the average closing bid price for the five trading days immediately prior to the conversion. In connection with the transaction, the Company paid to a placement agent $840,500 in fees and delivered warrants to purchase 225,590 shares of the Company's common stock at an exercise price of $4.32 per share. The warrants expire in three years. The cash payment has been charged to stockholders' equity. During 1996, $9,775,000 in principal plus accrued interest converted into 5,394,992 shares of common stock at an average conversion price of $1.86 per share. During 1997, the remaining $900,000 in principal plus accrued interest converted into 518,683 shares of common stock at an average conversion price of $1.93 per share. Assuming the 1997 debenture conversions occurred at January 1, 1997, net loss per share for the year ended December 31, 1997 was $(0.35).

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

12. DEFINED CONTRIBUTION BENEFIT PLAN

     Effective February 1, 1993, the Company adopted the AER Energy Resources 401(k) Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company as of February 1, 1993 were eligible to participate in the plan. Employees hired after February 1, 1993 who have completed six months of service with the Company may participate in the plan. Participants may contribute up to 15% of their base salary to the plan and any employer matching contribution is discretionary. There was no employer matching contribution for either the year ended December 31, 1997 or 1996.