Form 10-Q
period 1998-03-31
AER ENERGY RESOURCES INC /GA
filed 1998-05-11
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                              -------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number                     0-21926
                      ----------------------------------------------------------

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

                                 (770) 433-2127
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
  ----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

There were 24,802,263 shares of Common Stock outstanding as of April 30, 1998.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
-------    --------------------------------

           Condensed Balance Sheets - March 31, 1998 and December 31, 1997.                                         3

           Condensed Statements of Operations - Three Months Ended March 31,                                        4
                  1998 and 1997, and Period From July 17, 1989 (Date of Inception)
                  to March 31, 1998.

           Condensed Statements of Cash Flows - Three Months Ended March 31,                                        5
                  1998 and 1997 and Period From July 17, 1989 (Date of Inception)
                  to March 31, 1998.

           Notes to Condensed Financial Statements - March 31, 1998.                                                6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          8
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------


                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        13
-------    --------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                    1998               1997
                                                                                ------------       ------------
ASSETS                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents .............................................      $  8,176,409       $ 10,206,870
   Trade accounts receivable .............................................                --                116
   Inventories ...........................................................           257,719            291,278
   Prepaid expenses ......................................................           145,955            149,474
                                                                                ------------       ------------
Total current assets .....................................................         8,580,083         10,647,738
Equipment and improvements:
   Machinery and equipment ...............................................         3,214,134          3,207,603
   Office equipment ......................................................           469,537            469,537
   Leasehold improvements ................................................           254,766            254,766
                                                                                ------------       ------------
                                                                                   3,938,437          3,931,906
   Less accumulated depreciation .........................................         2,658,159          2,539,020
                                                                                ------------       ------------
                                                                                   1,280,278          1,392,886

Other assets .............................................................            16,841             16,841
                                                                                ------------       ------------
Total assets .............................................................      $  9,877,202       $ 12,057,465
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................      $    132,925       $    219,230
   Accrued royalties - related party .....................................            35,000             30,000
   Other accrued expenses ................................................           209,098            243,046
                                                                                ------------       ------------
Total current liabilities ................................................           377,023            492,276
Deferred rental expense ..................................................             2,277              2,112
Stockholders' equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding ...                --                 --
   Common Stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding - 24,802,263 shares at March 31, 1998 and 24,791,013 shares at
        December 31, 1997 ................................................        66,529,360         66,519,348
   Notes receivable from common stock sales ..............................           (33,938)           (35,938)
   Unearned stock compensation ...........................................           (94,537)          (124,882)
   Deficit accumulated during the development stage ......................       (56,902,983)       (54,795,451)
                                                                                ------------       ------------
Total stockholders' equity ...............................................         9,497,902         11,563,077
                                                                                ------------       ------------
     Total liabilities and stockholders' equity ..........................      $  9,877,202       $ 12,057,465
                                                                                ============       ============

Note: The condensed balance sheet at December 31, 1997 has been derived from the audited financial statements of AER Energy Resources, Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                           PERIOD FROM
                                                                                          JULY 17, 1989
                                                                                            (DATE OF
                                                     THREE MONTHS ENDED MARCH 31,         INCEPTION) TO
                                                   --------------------------------         MARCH 31,
                                                        1998               1997               1998
                                                   -------------       ------------       -------------
        Revenues .............................     $          --       $     12,315       $     338,174
        Cost of sales ........................                --            293,825           6,758,985
                                                    ------------       ------------       -------------
        Gross margin .........................                --           (281,510)         (6,420,811)
        Costs and expenses:
           Research and development
           - related party ...................                --                 --           1,145,913
           - other ...........................         1,503,914          1,194,392          31,074,657
           Marketing, general and
             administrative
           - related party ...................            25,000             24,507           1,263,764
           - other ...........................           706,482            749,194          20,034,519
                                                    ------------       ------------       -------------
        Total costs and expenses .............         2,235,396          1,968,093          53,518,853
                                                    ------------       ------------       -------------

        Operating loss .......................        (2,235,396)        (2,249,603)        (59,939,664)

        Interest income ......................           127,864            244,349           3,637,684
        Interest expense
         - related parties ...................                --                 --            (264,445)
                                                    ------------       ------------       -------------
        Net loss .............................      $ (2,107,532)      $ (2,005,254)      $ (56,566,425)
                                                    ============       ============       =============
        Net loss per share (basic and diluted)      $      (0.09)      $      (0.08)      $       (3.93)
                                                    ============       ============       =============
        Weighted average shares
          outstanding (basic and diluted) ....        24,798,976         24,349,268          14,402,899

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                      PERIOD FROM
                                                                                                     JULY 17, 1989
                                                                                                       (DATE OF
                                                                 THREE MONTHS ENDED MARCH 31,        INCEPTION) TO
                                                               -------------------------------         MARCH 31,
                                                                    1998               1997              1998
                                                               ------------       ------------       -------------
OPERATING ACTIVITIES:
Net loss ................................................      $ (2,107,532)      $ (2,005,254)      $ (56,566,425)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .........................           119,139            134,335           3,067,750
  Amortization of unearned stock compensation ...........            30,345             23,827             658,355
  Grant of compensatory stock options ...................                --                 --              14,063
  Forgiveness of promissory notes .......................                --                 --              35,937
  Loss on disposal of equipment .........................                --                 --              67,270
  Deferred rental expense ...............................               165               (291)              2,277
  Accretion of discount on marketable securities ........                --                 --            (187,407)
  Changes in operating assets and liabilities:
    Trade accounts receivable ...........................               116             (1,867)                 --
    Inventories .........................................            33,559            (40,982)           (257,719)
    Prepaid expenses and other current assets ...........             3,519            (48,331)           (146,265)
    Accounts payable ....................................           (86,305)             8,212             132,925
    Accrued royalties payable-related party .............             5,000              5,000              35,000
    Other current liabilities ...........................           (33,948)           (13,107)            368,032
                                                               ------------       ------------       -------------
Net cash used in operating activities ...................        (2,035,942)        (1,938,458)        (52,776,207)

INVESTING ACTIVITIES:
Purchases of equipment and improvements .................            (6,531)          (113,468)         (4,041,625)
Purchase of marketable securities .......................                --                 --         (11,512,296)
Purchase of license agreement ...........................                --                 --            (250,000)
Proceeds from marketable securities .....................                --                 --          11,700,000
Changes in other assets .................................                --                 --            (140,501)
                                                               ------------       ------------       -------------
Net cash used in investing activities ...................            (6,531)          (113,468)         (4,244,422)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties ..                --                 --           5,430,000
Issuance of convertible debentures, net of issuance costs                --                 --           9,834,500
Payments on notes payable to related parties ............                --                 --          (1,150,000)
Payments received on promissory notes ...................             2,000                 --              59,425
Issuance of common stock upon exercise of stock options .            10,012                 --             143,558
Issuance of common stock, net of issuance costs .........                --                 --          50,879,555
                                                               ------------       ------------       -------------
Net cash provided by financing activities ...............            12,012                 --          65,197,038
                                                               ------------       ------------       -------------
(Decrease) increase in cash and cash equivalents ........        (2,030,461)        (2,051,926)          8,176,409
Cash and cash equivalents at beginning of period ........        10,206,870         18,728,427                  --
                                                               ------------       ------------       -------------
Cash and cash equivalents at end of period ..............      $  8,176,409       $ 16,676,501       $   8,176,409
                                                               ============       ============       =============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any interim period.

2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, rechargeable zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through March 31, 1998 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories have been valued at the lower of cost or market, using the first in, first out method. Inventories are summarized below.

                                                            MARCH 31,            DECEMBER 31,
                                                              1998                  1997
                                                         ---------------      ---------------
                            Raw material                 $       237,737      $       233,997
                            Work in progress                      19,982               34,818
                            Finished goods                            --               22,463
                                                         ---------------      ---------------
                                                         $       257,719      $       291,278
                                                         ===============      ===============



Use of Estimates

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. No write-offs of obsolete equipment were recorded in either of the three-month periods ended March 31, 1997 or 1998.

Impact of Recently Issued Accounting Standards

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. Starting in 1994, with the sale of the Company's first battery product, a portion of the research and development effort became focused on the manufacturing process and the production of both prototype batteries and batteries for sale to customers. Much of the Company's marketing focus over the last few years has been to seek a commitment from one or more original equipment manufacturers (OEMs) of portable notebook computers to design a product that is electrically and mechanically compatible with an AER Energy rechargeable zinc-air battery. Management now believes that the Company will need to improve its current technology before it will be in a position to obtain such a commitment from a notebook computer OEM, due in large part to the growth in the power demands of notebook computers. As a result, in 1997, the Company began focusing more of its marketing attention to additional portable electronic products that could benefit from the key attributes of AER Energy's zinc-air technology but that require less power than notebook computers. During 1997, the Company sold its AER Energy PowerSlice Pro(TM) rechargeable zinc-air accessory battery for use with two such products: satellite telephones and data acquisition devices. The Company has also been working on developing a patent portfolio covering its zinc-air battery technology, and as of March 31, 1998, the Company had 28 U.S. and six foreign patents. The Company is exploring the potential opportunities arising from its patent portfolio including, but not limited to, the licensing or sublicensing of aspects of its technology. In particular, the Company is exploring options pertaining to its patented Diffusion Air Manager, a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The Company believes its Diffusion Air Manager has possible applications to both primary and rechargeable zinc-air batteries.

         During 1997, the Company marketed two rechargeable zinc-air battery products: the AER Energy PowerSlice LX(TM) and the PowerSlice Pro. The Company discontinued sales of the PowerSlice LX in November 1997. The Company shipped the PowerSlice Pro for use as an accessory power source with the OmniQuestTM satellite telephone system manufactured by Mitsubishi Electric Corporation. The battery was supplied to customers by Alegna, Inc. under private label as the PowerLink(TM). During 1997, Bartizan Data Systems LLC selected the PowerSlice Pro for use with its Expo! The Database Builder(TM), a remote data acquisition device used at tradeshows to scan attendee badges and compile information used to contact potential customers. Although the Company has orders for deliveries of its PowerSlice Pro battery for these two applications, the opportunity to release shipments against these orders has been adversely affected by the timing of the OEMs' product introductions and the difficulty of debugging the PowerSlice Pro battery design. The Company made no shipments against these orders during the quarter ended March 31, 1998.

         The Company has incurred cumulative losses of $56.6 million since inception to March 31, 1998 and expects to continue to incur operating losses beyond the end of 1998.

         The Company was formed to develop and commercialize rechargeable zinc-air batteries for portable electronic products using technology licensed from Dreisbach Electromotive, Inc. ("DEMI"). DEMI was formed in 1982 to conduct research and development on electric vehicles and battery systems utilizing, among others, zinc-air technology. DEMI's zinc-air development programs included applications for electric vehicles and portable products. The Company has licensed, through DEMI (the "DEMI License"), the rights to use certain DEMI technology including zinc-air, in non-motor vehicle applications, while DEMI has retained the rights to zinc-air technology for motor vehicle applications and to its other battery technologies for motor vehicle applications and batteries producing over 500 watts continuous power output. Effective October 15, 1993, the DEMI License was amended so that, under certain circumstances, some or all of the royalties due under the DEMI License are payable to the shareholders of DEMI rather than to DEMI.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

         The Company did not generate any revenue from battery sales during the three months ended March 31, 1998 as compared to $12,000 for the three months ended March 31, 1997.

         During the three months ended March 31, 1998, most of the manufacturing effort was spent on the production of various prototype cells and batteries and the debugging of the PowerSlice Pro battery. For this reason, manufacturing costs were allocated to research and development for the three-month period ended March 31, 1998. Cost of sales for the three months ended March 31, 1997 was $294,000. The high cost of sales in 1997 was primarily due to manufacturing inefficiencies and high material costs resulting from low production volumes.

         Research and development expenses increased to $1,504,000 for the three months ended March 31, 1998 from $1,194,000 for the same period in 1997. This increase resulted primarily from a $255,000 increase in the allocation of manufacturing costs to research and development in the three months ended March 31, 1998 compared to the same period in 1997. This allocation is based on the level of manufacturing effort spent on the production and testing of prototype or experimental zinc-air cells and batteries and the debugging of the PowerSlice Pro battery versus the manufacturing effort spent on the production of commercial batteries. The Company also experienced a $90,000 increase in legal costs related to patent activity and a $24,000 increase in travel costs. These increases were partially offset by a $55,000 decrease in material, design and tooling costs during the three months ended March 31, 1998 as compared to the same period in 1997.

         Marketing, general and administrative expenses decreased to $731,000 for the three months ended March 31, 1998 from $774,000 for the same period in 1997. The Company experienced a $70,000 decrease in personnel-related expenses, a $16,000 decrease in professional fees and an $11,000 decrease in property taxes for the three months ended March 31, 1998 as compared to the same period in 1997. These decreases were partially offset by a

$27,000 increase in marketing and advertising expense, a $20,000 increase in facility costs and a $15,000 increase in the write-off of inventory. The Company also experienced a $7,000 increase in the compensation expense due to the amortization of unearned stock compensation associated with the award of shares to non-employee directors under the Company's 1993 Non-Employee Director's Restricted Stock Award Plan for the three months ended March 31, 1998 as compared to the same period in 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of March 31, 1998, the Company had cash and cash equivalents of $8.2 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of zinc-air battery products, working capital and general corporate purposes as determined by management. In the interim, the Company invests the net proceeds in government securities and other short-term, investment grade, interest bearing investments.

         Net cash used in operating activities increased to $2.0 million for the three months ended March 31, 1998 from $1.9 million for the same period in 1997, primarily due to the increases in the costs and expenses described in "Results of Operations".

         For the three months ended March 31, 1998, the Company used net cash of $7,000 for equipment purchases as compared to $113,000 for the same period in 1997.

         Financing activities provided $12,000 to the Company for the three months ended March 31, 1998. No cash was provided by financing activities during the three months ended March 31, 1997.

         Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense of $25,000 in both of the three-month periods ended March 31, 1998 and 1997. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales under the DEMI License are recorded in cost of sales. As of March 31, 1998 and December 31, 1997, $35,000 and $30,000, respectively, of these royalty payments remained unpaid. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,
                  1998...............................................$ 100,000
                  1999...............................................$  50,000

         The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity through the end of 1998. However, it may be necessary for the Company to increase its research and development expenses as it continues to work to improve its zinc-air technology and to explore markets for its zinc-air batteries. It may also be necessary for the Company to expend greater than anticipated funds on its manufacturing facilities or otherwise. The Company will continue to need working capital beyond its current levels, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. The Company has also encountered greater difficulty in commercializing its technology than originally expected. In addition, the battery business is a chemical processing business, and as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

         The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded on July 1, 1993 and may continue to be highly volatile. Factors such as delays by the Company in achieving development goals, inability of the Company to commercialize or manufacture its products, inability of the Company to reach agreements with OEMs, fluctuation in the Company's operating results, changes in earning estimates by analysts, the addition or deletion of analyst coverage, announcements of technological innovations or new products by the Company or its competitors, perceived changes in the markets for various OEM applications incorporating the Company's products, the announcement or termination of relationships with OEMs and general market conditions may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

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

         AER Energy, AER Energy PowerSlice LX and AER Energy PowerSlice Pro are trademarks of AER Energy Resources, Inc.; PowerLink is a trademark of Alegna, Inc.; OmniQuest is a trademark of Mitsubishi Electronics America, Inc.; Expo! The Database Builder is a trademark of Bartizan Data Systems LLC.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EX-27 - Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AER ENERGY RESOURCES, INC.

Date:    May 11, 1998                  By:  /s/      David W. Dorheim
                                           ------------------------------
                                            David W. Dorheim, President and
                                            Chief Executive Officer

Date:    May 11, 1998                  By:  /s/      M. Beth Donley
                                           ----------------------------
                                            M. Beth Donley, Vice President,
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)