Form 10-Q
period 1998-07-30
AER ENERGY RESOURCES INC /GA
filed 1998-08-13
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                              ------------------------------------

                                       OR
| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ---------------------      ----------------------

Commission File Number                     0-21926
                      ----------------------------------------------------------

                           AER ENERGY RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                         34-1621925
       -------------------------------                       -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       4600 Highlands Parkway, Suite G, Smyrna, Georgia               30082
       -------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                                 (770) 433-2127
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                        Yes   X         No
                                           ------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 24,862,263 shares of Common Stock outstanding as of July 31, 1998.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
-------    --------------------------------
           Condensed Balance Sheets - June 30, 1998 and December 31, 1997.                                          3

           Condensed Statements of Operations - Three Months Ended June 30,                                         4
                  1998 and 1997, Six Months Ended June 30, 1998 and 1997, and
                  Period From July 17, 1989 (Date of Inception) to
                  June 30, 1998.

           Condensed Statements of Cash Flows - Six Months Ended June 30,                                           5
                  1998 and 1997 and Period From July 17, 1989 (Date of
                  Inception) to June 30, 1998.

           Notes to Condensed Financial Statements - June 30, 1998.                                                 6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          8
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------




                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     13
-------    ---------------------------------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        13
-------    --------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                                   JUNE 30,                    DECEMBER 31,
                                                                                     1998                         1997
                                                                                ------------                 --------------
ASSETS                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents .............................................      $  6,749,818                  $ 10,206,870
   Trade accounts receivable .............................................               788                           116
   Inventories ...........................................................           245,510                       291,278
   Prepaid expenses ......................................................            85,597                       149,474
                                                                                ------------                  ------------
Total current assets .....................................................         7,081,713                    10,647,738
Equipment and improvements:
   Machinery and equipment ...............................................         3,228,772                     3,207,603
   Office equipment ......................................................           469,537                       469,537
   Leasehold improvements ................................................           257,286                       254,766
                                                                                ------------                  ------------
                                                                                   3,955,595                     3,931,906
   Less accumulated depreciation .........................................         2,774,813                     2,539,020
                                                                                ------------                  ------------
                                                                                   1,180,782                     1,392,886
Other assets .............................................................            16,841                        16,841
                                                                                ------------                  ------------
Total assets .............................................................      $  8,279,336                  $ 12,057,465
                                                                                ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable ......................................................      $     93,150                  $    219,230
   Accrued royalties - related party .....................................            40,000                        30,000
   Other accrued expenses ................................................           185,334                       243,046
                                                                                ------------                  ------------
Total current liabilities ................................................           318,484                       492,276
Deferred rental expense ..................................................             2,442                         2,112
Stockholders' equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding ...              --                            --
   Common Stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding - 24,862,263 shares at June 30, 1998 and 24,802,263 shares at
        December 31, 1997 ................................................        66,593,140                    66,519,348
   Notes receivable from common stock sales ..............................           (33,938)                      (35,938)
   Unearned stock compensation ...........................................          (134,909)                     (124,882)
   Deficit accumulated during the development stage ......................       (58,465,883)                  (54,795,451)
                                                                                ------------                  ------------
Total stockholders' equity ...............................................         7,958,410                    11,563,077
                                                                                ------------                  ------------
Total liabilities and stockholders' equity ...............................      $  8,279,336                  $ 12,057,465
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

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)






                                                                                             PERIOD FROM
                                                                                             JULY 17, 1989
                                                                                               (DATE OF
                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,     INCEPTION) TO
                             ----------------------------    ----------------------------      JUNE 30,
                                  1998             1997          1998             1997           1998
                             ------------    ------------    ------------    ------------    ------------
Revenues .................   $      1,636    $     11,403    $      1,636     $    23,718    $    339,810

Cost of sales ............          1,405         679,292           1,405         973,117       6,760,390
                             ------------    ------------    ------------    ------------    ------------
Gross margin .............            231        (667,889)            231        (949,399)     (6,420,580)

Costs and expenses:
  Research and development
  - related party ........             --              --              --              --       1,145,913
  - other ................      1,156,053       1,030,082       2,659,967       2,224,474      32,230,710
  Marketing, general and
   administrative
  - related party ........         24,933          24,543          49,933          49,050       1,288,697
  - other ................        492,337         705,992       1,198,819       1,455,186      20,526,856
                             ------------    ------------    ------------    ------------    ------------
Total costs and expenses .      1,673,323       1,760,617       3,908,719       3,728,710      55,192,176
                             ------------    ------------    ------------    ------------    ------------
Operating loss ...........     (1,673,092)     (2,428,506)     (3,908,488)     (4,678,109)    (61,612,756)
Interest income ..........        110,192         224,258         238,056         468,607       3,747,876
Interest expense
 - related parties .......             --              --              --              --        (264,445)
                                             ------------    ------------    ------------    ------------
Net loss .................   $ (1,562,900)   $ (2,204,248)   $ (3,670,432)   $ (4,209,502)   $(58,129,325)
                             ============    ============    ============    ============    ============
Net loss per share (basic
  and diluted) ...........          (0.06)   $      (0.09)   $      (0.15)   $      (0.17)   $      (3.96)
                             ============    ============    ============    ============    ============
Weighted average shares
  outstanding (basic and
  diluted) ...............     24,833,252      24,566,898      24,816,165      24,445,575      14,693,252


  See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                                                         PERIOD FROM
                                                                                                        JULY 17, 1989
                                                                                                          (DATE OF
                                                                     SIX MONTHS ENDED JUNE 30,          INCEPTION) TO
                                                              --------------------------------------       JUNE 30,
                                                                     1998                    1997           1998
                                                              ------------------       -------------   --------------
     OPERATING ACTIVITIES:
     Net loss ................................................      $ (3,670,432)        (4,209,502)      (58,129,325)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization .........................           235,793            264,540         3,184,404
       Amortization of unearned stock compensation ...........            53,753             56,483           681,763
       Forgiveness of promissory notes .......................              --                 --              35,937
       Grant of compensatory stock options ...................              --                 --              14,063
       Loss on disposal of equipment .........................              --                 --              67,270
       Deferred rental expense ...............................               330               65               2,442
       Accretion of discount on marketable securities ........              --                 --            (187,407)

       Changes in operating assets and liabilities:
         Trade accounts receivable ...........................              (672)             1,136              (788)
         Inventories .........................................            45,768           (154,306)         (245,510)
         Prepaid expenses and other current assets ...........            63,877             24,248           (85,907)
         Accounts payable ....................................          (126,080)            95,557            93,150
         Accrued royalties payable-related party .............            10,000             10,000            40,000
         Other current liabilities ...........................           (57,712)            29,072           344,268
                                                                    ------------       ------------      ------------
     Net cash used in operating activities ...................        (3,445,375)        (3,882,707)      (54,185,640)

     INVESTING ACTIVITIES:
     Purchases of equipment and improvements .................           (23,689)          (210,692)       (4,058,783)
     Purchase of marketable securities .......................              --                 --         (11,512,296)
     Purchase of license agreement ...........................              --                 --            (250,000)
     Proceeds from marketable securities .....................              --                 --          11,700,000
     Changes in other assets .................................              --                 --            (140,501)
                                                                    ------------       ------------      ------------
     Net cash used in investing activities ...................           (23,689)          (210,692)       (4,261,580)

     FINANCING ACTIVITIES:
     Proceeds from revolving credit note to related parties ..              --                 --           5,430,000
     Issuance of convertible debentures, net of issuance costs              --                 --           9,834,500
     Payments on notes payable to related parties ............              --                 --          (1,150,000)
     Payments received on promissory notes ...................             2,000               --              59,425
     Issuance of common stock, exercise of stock options .....            10,012               --             143,558
     Issuance of common stock, net of issuance costs .........              --                 --          50,879,555
                                                                    ------------       ------------      ------------
     Net cash provided by financing activities ...............            12,012               --          65,197,038
                                                                    ------------       ------------      ------------
     (Decrease) increase in cash and cash equivalents ........        (3,457,052)        (4,093,399)        6,749,818
     Cash and cash equivalents at beginning of period ........        10,206,870         18,728,427              --
                                                                    ------------       ------------      ------------
     Cash and cash equivalents at end of period ..............      $  6,749,818       $ 14,635,028      $  6,749,818
                                                                    ============       ============      ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1998



1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any interim period.


2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density, zinc-air batteries. The Company's operations to date have primarily been focused on developing rechargeable zinc-air technology, establishing the manufacturing process, and defining and developing market opportunities. However, during the first half of 1998, the Company started to shift much of its development effort into primary zinc-air technology in order to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders and cellular telephones. The Company began selling its first product in August 1994. Sales from August 1994 through June 30, 1998 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.


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



                                        JUNE 30,           DECEMBER 31,
                                         1998                1997
                                  ----------------     -----------------
          Raw material            $     237,430        $    233,997
          Work in process                 8,080              34,818
          Finished products                --                22,463
                                  ----------------     ------------------
             Total                $     245,510        $    291,278
                                  ================     ==================


Use of Estimates

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. No write-offs of obsolete equipment were recorded in either of the six-month periods ended June 30, 1997 or 1998.

Impact of Recently Issued Accounting Standards

          In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Since its inception, the Company has been a development stage company primarily engaged in developing rechargeable zinc-air battery technology, establishing the manufacturing process, and defining and developing market opportunities. Recently the Company started to shift much of its development efforts into primary (nonrechargeable) zinc-air technology in order to capitalize on the capability of its patented Diffusion Air Manager technology and possible opportunities in hand-held electronic products like camcorders and cellular telephones. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The Company believes the Diffusion Air Manager has potential uses in both primary and rechargeable zinc-air batteries. The Company is developing prototype primary zinc-air batteries for certain hand-held portable electronic products in order to demonstrate the performance of the Diffusion Air Manager to potential customers and development partners. These prototype batteries use a primary zinc-air cell that is 70% smaller than the Company's latest rechargeable zinc-air cells. The Company has ceased marketing its rechargeable battery product, and for the remainder of 1998, the Company plans to focus on the development of prototype primary zinc-air batteries while maintaining a smaller research and development effort in rechargeable zinc-air technology.

         As of June 30, 1998, the Company has developed a portfolio of 28 U.S. and seven foreign patents. During 1998, the Company began concentrating its marketing efforts on potential opportunities arising from this patent portfolio including the licensing or sublicensing of certain aspects of its zinc-air technology to battery manufacturers and original equipment manufacturers (OEMs). In particular, the Company is exploring licensing options pertaining to its patented Diffusion Air Manager.

         The Company was formed to develop and commercialize zinc-air batteries for portable electronic products using technology licensed from Dreisbach Electromotive, Inc. ("DEMI"). DEMI was formed in 1982 to conduct research and development on electric vehicles and battery systems utilizing, among others, zinc-air technology. DEMI's zinc-air development programs included applications for electric vehicles and portable products. Through DEMI (the "DEMI License"), the Company has licensed the rights to use certain DEMI technology including zinc-air, in non-motor vehicle applications. DEMI has retained the rights to zinc-air technology for motor vehicle applications and to its other battery technologies for motor vehicle applications and batteries producing over 500 watts continuous power output. In 1993, the DEMI License was amended so that, under certain circumstances, some or all of the royalties due under the DEMI License are payable to the shareholders of DEMI rather than to DEMI.

         The Company has incurred cumulative losses of $58.1 million since inception to June 30, 1998 and expects to continue to incur operating losses beyond the end of 1998.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

         The Company generated net revenues of $2,000 for the three months ended June 30, 1998, compared to $11,000 for the three months ended June 30, 1997.

         During the three months ended June 30, 1998, most of the manufacturing effort was spent on the production of various prototype cells. For this reason, a significant portion of manufacturing costs were allocated to research and development for the three-month period ended June 30, 1998. Cost of sales for the three months ended June 30, 1998 was $1,000 compared to $679,000 for the same period in 1997. The high cost of sales in 1997 was primarily due to manufacturing inefficiencies and high material costs resulting from low production volumes.

         Research and development expenses increased to $1,156,000 for the three months ended June 30, 1998 from $1,030,000 for the same period in 1997. This increase resulted primarily from a $365,000 increase in the allocation of manufacturing costs to research and development. This allocation is based on the level of manufacturing effort spent on the production and testing of prototype or experimental zinc-air cells versus the production of commercial batteries. The Company also experienced an $80,000 increase in legal costs related to patent activity. These increases were partially offset by a $163,000 decrease in personnel-related costs and a $126,000 decrease in material, design and tooling costs.

         Marketing, general, and administrative expenses decreased to $517,000 for the quarter ended June 30, 1998 from $731,000 for the same period in 1997. The Company experienced a $62,000 decrease in professional fees, a $45,000 decrease in advertising and marketing costs, a $37,000 decrease in the write-off of inventory, and an $27,000 decrease in personnel-related costs.

Six Months Ended June 30, 1998 and 1997

         The Company generated net revenues of $2,000 for the six months ended June 30, 1998 as compared to $24,000 for the six months ended June 30, 1997.

         During the six months ended June 30, 1998, most of the manufacturing effort was spent on the production of various prototype cells. For this reason, a significant portion of manufacturing costs were allocated to research and development for the six months ended June 30, 1998. Cost of sales for the six months ended June 30, 1998 was $1,000 compared to $973,000 for the same period in 1997. The high cost of sales in 1997 was primarily due to manufacturing inefficiencies and high material costs resulting from low production volumes.

         Research and development expenses increased to $2,660,000 for the six months ended June 30, 1998 from $2,224,000 for the same period in 1997. This increase resulted primarily from a $620,000 increase in the allocation of manufacturing costs to research and development. The Company also experienced a $170,000 increase in legal costs related to patent activity. These increases were partially offset by a $181,000 decrease in material, design and tooling costs and a $172,000 decrease in personnel-related costs.

         Marketing, general and administrative expenses decreased to $1,249,000 for the six months ended June 30, 1998 from $1,504,000 for the same period in 1997. The Company experienced a $99,000 decrease in personnel-related costs, a $78,000 decrease in professional fees and a $22,000 decrease in write-off of inventory. The Company also experienced a $15,000 decrease in advertising and marketing costs and a $15,000 decrease in warranty expense.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of June 30, 1998, the Company had cash and cash equivalents of $6.7 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of relationships with potential customers and development partners, working capital and general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and other short-term, investment grade, interest-bearing instruments.

         Net cash used in operating activities decreased to $3.4 million for the six months ended June 30, 1998 from $3.9 million for the same period in 1997, primarily due to the decreases in costs and expenses discussed above in "Results of Operations".

         For the six months ended June 30, 1998, the Company used net cash of $24,000 for equipment purchases as compared to $211,000 for equipment purchases for the same period in 1997.

         Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense for the six months ended June 30, 1998 and 1997 of $50,000. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales under the DEMI License are recorded in cost of sales. As of June 30, 1998 and December 31, 1997, $40,000 and $30,000, respectively, of these royalty payments remained unpaid. The Company's obligation to pay royalties to DEMI expires as of July 19, 2004. The future minimum royalty payments specified by the DEMI License consist of the following:

Year Ending December 31,

                  1998..................................$100,000
                  1999..................................$ 50,000

         As a result of some computer programs being written using two digits instead of four digits to define an applicable year, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could potentially result in miscalculations or system failure. The Company has been assessing its exposure to this "Year 2000 Issue" and has determined that all of its operational programs controlling its purchasing, inventory, billing and accounting systems have been designed to be year 2000 compliant. In addition to its operational programs, the Company has several programs that test product performance and quality. These programs are currently being reviewed for year 2000 compliance. The Company does not anticipate that required modifications to these test programs, if any, would be material in cost or time. Currently the Company has no critical interfacing systems to third parties. However, there is no guarantee that systems of other companies with which the Company has business transactions will be timely converted and would not have an adverse effect on the Company.

         The Company currently anticipates that its existing cash balances will fund operations and continue technology development at the current level of activity through the first quarter of 1999. However, it may be necessary for the Company to increase its research and development expenses as it continues to work to improve its zinc-air technology and to explore markets for its zinc-air batteries. It may also be necessary for the Company to expend greater than anticipated funds on its manufacturing facilities or otherwise. The Company will continue to need working capital beyond its current levels, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. The Company has also encountered greater difficulty in commercializing its technology than originally expected. In addition, the battery business is a chemical processing business, and as such, the Company will require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

         The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded on July 1, 1993 and may continue to be highly volatile. Factors such as delays by the Company in achieving development goals, inability of the Company to commercialize or manufacture its products, inability of the Company to reach agreements with battery manufacturers and OEMs, fluctuation in the Company's operating results, changes in earning estimates by analysts, the addition or deletion of analyst coverage, announcements of technological innovations or new products by the Company or its competitors, perceived changes in the markets for various OEM applications incorporating the Company's products, the announcement or termination of relationships with battery manufacturers and OEMs and general market conditions may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

         The Nasdaq Stock Market has requirements for continued listing on the National Market, including a requirement that the minimum bid price per share of the stock of each listed company not fall below $1.00 for any 30-consecutive business day period. The minimum bid price per share of the Company's common stock recently has been below $1.00. If the minimum bid price per share of the Company's common stock were to continue below $1.00, no assurance can be given that the Company will be able to continue to list its common stock on the Nasdaq Stock Market's National Market.

         This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from battery manufacturers and OEMs, ability of the Company to ramp up production to meet anticipated sales, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control.

AER Energy is a trademark of AER Energy Resources, Inc.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1998 Annual Meeting of Shareholders was held on May 14, 1998. The Company's shareholders voted to elect all seven of the Company's nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement (who are set forth below).



                              Name of Nominee              Affirmative Votes         Votes Withheld
                              ---------------              -----------------         --------------
                              David G. Brown                      23,332,090                170,279
                              James W. Dixon                      23,332,090                170,279
                              David W. Dorheim                    23,290,865                211,504
                              William L. Jackson                  23,287,590                214,779
                              H. Douglas Johns                    23,107,362                395,007
                              Jon A. Lindseth                     23,289,290                213,079
                              John L. Wilkes                      23,288,665                213,704

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
         (A)      EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

    27            Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AER ENERGY RESOURCES, INC.


Date:    August 12, 1998                    By: /s/ David W. Dorheim
                                                ------------------------------
                                                David W. Dorheim, President and
                                                Chief Executive Officer


Date:    August 12, 1998                    By: /s/ David W. Dorheim
                                                ------------------------------
                                                David W. Dorheim, Interim
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)