Form 10-Q
period 1998-09-30
AER ENERGY RESOURCES INC /GA
filed 1998-11-16
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1998
                              --------------------------------------------------

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number                          0-21926
                       ---------------------------------------------------------


                           AER ENERGY RESOURCES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                           34-1621925
     -------------------------------                         -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     4600 Highlands Parkway, Suite G, Smyrna, Georgia               30082
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

                                 (770) 433-2127
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
   -------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

There were 24,862,263 shares of Common Stock outstanding as of October 31, 1998.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS
           Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997.                                   3

           Statements of Operations (all unaudited) - Three Months Ended September 30,                              4
                  1998 and 1997, Nine Months Ended September 30, 1998 and 1997, and Period From July 17,
                  1989 (Date of Inception) to September 30, 1998.

           Statements of Cash Flows (all unaudited) - Nine Months Ended September 30,                               5
                  1998 and 1997 and Period From July 17, 1989 (Date of Inception)
                  to September 30, 1998.

           Condensed Notes to Financial Statements (unaudited) - September 30, 1998.                                6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          8
           RESULTS OF OPERATIONS




                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                    1998              1997
                                                                               -------------     -------------
ASSETS                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents .............................................     $  5,775,275      $ 10,206,870
   Trade accounts receivable .............................................                0               116
   Inventories ...........................................................          102,430           291,278
   Prepaid expenses ......................................................           39,151           149,474
                                                                               ------------      ------------
Total current assets .....................................................        5,916,856        10,647,738
Equipment and improvements:
   Machinery and equipment ...............................................        3,228,773         3,207,603
   Office equipment ......................................................          472,375           469,537
   Leasehold improvements ................................................          257,286           254,766
                                                                               ------------      ------------
                                                                                  3,958,434         3,931,906
   Less accumulated depreciation .........................................        2,890,940         2,539,020
                                                                               ------------      ------------
                                                                                  1,067,494         1,392,886
Other assets .............................................................           16,841            16,841
                                                                               ------------      ------------
Total assets .............................................................     $  7,001,191      $ 12,057,465
                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................     $     41,055      $    219,230
   Accrued royalties - related party .....................................           24,994            30,000
   Deferred revenue ......................................................          350,000                 0
   Other accrued expenses ................................................          143,154           243,046
                                                                               ------------      ------------
Total current liabilities ................................................          559,203           492,276
Deferred rental expense ..................................................                0             2,112
Stockholders' equity:
   Preferred stock, no par value: ........................................
      Authorized - 10,000,000 shares; no shares issued and outstanding ...               --                --
   Common Stock, no par value: ...........................................
      Authorized - 100,000,000 shares; issued and outstanding -
          24,862,263 shares at September 30, 1998 and 24,791,013 shares
          at December 31, 1997 ...........................................       66,593,140        66,519,348
   Notes receivable from common stock sales ..............................          (33,938)          (35,938)
   Unearned stock compensation ...........................................         (125,375)         (124,882)
   Deficit accumulated during the development stage ......................      (59,991,839)      (54,795,451)
                                                                               ------------      ------------
Total stockholders' equity ...............................................        6,441,988        11,563,077
                                                                               ------------      ------------
Total liabilities and stockholders' equity ...............................     $  7,001,191      $ 12,057,465
                                                                               ============      ============

The accompanying Condensed Notes to Financial Statements are an integral part of these balance sheets.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)






                                                                                                                      PERIOD FROM
                                                                                                                     JULY 17, 1989
                                                                                                                       (DATE OF
                                          THREE MONTHS ENDED                      NINE MONTHS ENDED                  INCEPTION) TO
                                             SEPTEMBER 30,                           SEPTEMBER 30,                   SEPTEMBER 30,
                                       1998                1997                 1998                 1997                1998
                                  ------------         ------------         ------------         ------------        -------------
Revenues .................        $     50,000         $     82,090         $     51,636         $    105,808         $    389,810
Cost of sales ............                   0              988,187                1,405            1,961,304            6,760,390
                                  ------------         ------------         ------------         ------------         ------------
Gross margin .............              50,000             (906,097)              50,231           (1,855,496)          (6,370,580)

Costs and expenses:
  Research and development
  - related party ........                   -                    -                    -                    -            1,145,913
  - other ................           1,006,822              943,916            3,666,789            3,168,390           33,237,532
  Marketing, general and
   administrative
  - related party ........              25,000               21,717               74,933               70,767            1,313,697
  - other ................             623,423              705,926            1,822,242            2,161,112           21,150,279
                                  ------------         ------------         ------------         ------------         ------------
Total costs and expenses .           1,655,245            1,671,559            5,563,964            5,400,269           56,847,421
                                  ------------         ------------         ------------         ------------         ------------
Operating loss ...........          (1,605,245)          (2,577,656)          (5,513,733)          (7,255,765)         (63,218,001)
Interest income ..........              79,289              190,798              317,345              659,405            3,827,165
Interest expense
 - related parties .......                   -                    -                    -                    -             (264,445)
                                  ------------         ------------         ------------         ------------         ------------
Net loss .................        $ (1,525,956)        $ (2,386,858)        $ (5,196,388)        $ (6,596,360)        $(59,655,281)
                                  ============         ============         ============         ============         ============
Net loss per share (basic
and diluted) .............        $      (0.06)        $      (0.10)        $      (0.21)        $      (0.27)        $      (3.97)
                                  ============         ============         ============         ============         ============
Weighted average shares
  outstanding (basic
  and diluted) .............        24,833,263           24,791,763           24,831,700           24,573,637           15,008,509



         The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)






                                                                                                        PERIOD FROM JULY
                                                                                                         17, 1989 (DATE
                                                                 NINE MONTHS ENDED SEPTEMBER 30,        OF INCEPTION) TO
                                                              --------------------------------------      SEPTEMBER 30,
                                                                     1998                1997                 1998
                                                              -----------------      ---------------    ------------------
OPERATING ACTIVITIES:
Net loss .................................................        $ (5,196,388)        $ (6,596,360)        $(59,655,281)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
  Depreciation and amortization ..........................             351,921              394,444            3,300,532
  Amortization of unearned stock compensation ............              63,287               86,197              691,297
  Forgiveness of promissory notes ........................                   -                    -               35,937
  Grant of compensatory stock options ....................                   -                    -               14,063
  Loss on disposal of equipment ..........................                   -                    -               67,270
  Deferred rental expense ................................              (2,112)                 (43)                   0
  Accretion of discount on marketable securities .........                   -                    -             (187,407)

  Changes in operating assets and liabilities:
    Trade accounts receivable ............................                 116              (76,512)                   0
    Inventories ..........................................             188,848             (109,852)            (102,430)
    Prepaid expenses and other current assets ............             110,323               40,172              (39,461)
    Accounts payable .....................................            (178,175)               6,247               41,055
    Accrued royalties payable-related party ..............              (5,006)              (5,000)              64,998
    Deferred revenue......................................             350,000                                   350,000
    Other current liabilities ............................             (99,892)              48,787              262,084
                                                                  ------------         ------------         ------------
Net cash used in operating activities ....................          (4,417,078)          (6,211,920)         (55,157,343)

INVESTING ACTIVITIES:
Purchases of equipment and improvements ..................             (26,529)            (266,096)          (4,061,623)
Purchase of marketable securities ........................                   -                    -          (11,512,296)
Purchase of license agreement ............................                   -                    -             (250,000)
Proceeds from marketable securities ......................                   -                    -           11,700,000
Changes in other assets ..................................                   -                    -             (140,501)
                                                                  ------------         ------------         ------------
Net cash used in investing activities ....................             (26,529)            (266,096)          (4,264,420)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties ...                   -                    -            5,430,000
Issuance of convertible debentures, net of issuance costs                    -                    -            9,834,500
Payments on notes payable to related parties .............                   -                    -           (1,150,000)
Payments received on promissory notes ....................               2,000                    -               59,425
Issuance of common stock, exercise of stock options ......              10,012                    -              143,558
Issuance of common stock, net of issuance costs ..........                   -                    -           50,879,555
                                                                  ------------         ------------         ------------
Net cash provided by financing activities ................              12,012                    -           65,197,038
                                                                  ------------         ------------         ------------
(Decrease) increase in cash and cash equivalents .........          (4,431,595)          (6,478,016)           5,775,275
Cash and cash equivalents at beginning of period .........          10,206,870           18,728,427                    -
                                                                  ------------         ------------         ------------
Cash and cash equivalents at end of period ...............        $  5,775,275         $ 12,250,411         $  5,775,275
                                                                  ============         ============         ============


         The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998



1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any interim period.


2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AER Energy Resources, Inc. was incorporated on July 17, 1989 and since inception has engaged in the development and commercialization of high energy density zinc-air batteries. The Company's operations to date have primarily been focused on developing and updating the technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel and similar activities. The Company began selling its first product in August 1994. Sales from August 1994 through September 30, 1998 have been minimal. Until significant product sales occur, the Company is considered to be a development stage company for financial reporting purposes.


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


                                    SEPTEMBER 30,       DECEMBER 31,
                                        1998                1997
                                   --------------      --------------
             Raw material          $       92,974      $      233,997
             Work in process                9,456              34,818
             Finished products                 --              22,463
                                   --------------      --------------
                Total              $      102,430      $      291,278
                                   ==============      ==============

Impairment

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its fixed assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. No write-offs of obsolete equipment were recorded in either of the nine-month periods ended September 30, 1998 or 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Since its inception, the Company has been a development stage company primarily engaged in developing zinc-air battery technology, establishing the manufacturing process, defining and developing market opportunities, testing and selling rechargeable zinc-air batteries and recruiting and training personnel. Starting in 1994, with the sale of the Company's first battery product, a portion of the research and development effort became focused on the manufacturing process and the production of both prototype batteries and batteries for sale to customers. In 1998, the Company started to shift much of its development efforts into primary (non-rechargeable) zinc-air technology in order to capitalize on the capability of its patented Diffusion Air Manager technology and possible opportunities in handheld electronic products like camcorders and cellular telephones. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The Company has pilot line production capability for primary and rechargeable zinc-air batteries that incorporate its Diffusion Air Manager Technology. The Company has developed a 6-volt prototype primary zinc-air battery for use with handheld portable electronic products in order to demonstrate the performance of the Diffusion Air Manager to potential customers and development partners. This prototype battery uses a primary zinc-air cell that is 70% smaller than the Company's latest rechargeable zinc-air cells. The Company has ceased marketing its rechargeable battery product and canceled all outstanding orders for its rechargeable battery product. The Company plans to develop, manufacture and sell its primary battery product in alliance with substantial companies, such as battery manufacturers and original equipment manufacturers (OEMs).

         On September 24, 1998, the Company announced its Technology Licenses and Services Agreement (TLAS) with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's zinc-air technology. Under the terms of the TLAS Agreement, the Company agrees to license certain of its zinc-air related battery technology to Duracell. In addition, Duracell is funding certain joint product development projects with the Company.

         Under the TLAS Agreement, Duracell agrees to license the rights to the Company's currently existing patents. Duracell will own technology developed under the projects it funds, and the Company will have rights to utilize the technology. Duracell also has options to obtain certain other license rights.

         For the remainder of 1998 and throughout 1999, the Company plans to work with Duracell under the TLAS Agreement, seek additional licensees for its patented zinc-air technology, focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager Technology and maintain a small research and development effort in rechargeable zinc-air technology. The

Company continues to seek to expand its zinc-air patent portfolio, and as of September 30, 1998, the Company had 29 U.S. and eight foreign patents.

         The Company has incurred cumulative losses of $59.7 million since inception to September 30, 1998 and expects to continue to incur operating losses at least through 1999.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

         The Company's revenues were minimal for the three months ended September 30, 1998 and 1997.

         Research and development (R&D) expenses were $1,007,000 for the third quarter of 1998, as compared to $944,000 for the same period in 1997, an increase of 6.7 percent. At the same time, manufacturing expenses (cost of sales) decreased almost $1 million. The net decrease in these two expense categories is attributable primarily to a smaller work force and fewer materials and supplies. These changes are in line with the Company's focus on research and development and reduction in manufacturing-related activities.

         Marketing, general and administrative expenses were $648,000, as compared to $728,000 for the same period in 1997, a decrease of 11 percent. This decrease resulted from a combination of reductions, primarily in personnel-related costs ($92,000), travel expense ($26,000) and marketing expenses ($59,000), which was partially offset by an increased provision for obsolete materials of $116,000.


Nine Months Ended September 30, 1998 and 1997

         The Company's revenues were minimal for the nine months ended September 30, 1998 and 1997.

         R&D expenses increased approximately $500,000 for the nine months ended September 30, 1998, as compared to the same period in 1997. At the same time, manufacturing expenses (cost of sales) decreased approximately $2 million. The net decrease in these two categories is attributable primarily to a smaller work force and fewer materials and supplies. These changes are in line with the Company's focus on research and development and reduction in manufacturing-related activities.

         Marketing, general and administrative expenses for the nine months ended September 30, 1998 decreased by approximately $335,000 from $2.23 million for the same period in 1997, a decrease of 15 percent. This decrease resulted from a combination of reductions, primarily in personnel-related costs ($171,000), advertising and similar marketing expenses ($74,000) and various taxes ($50,000).


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of September 30, 1998, the Company had cash and cash equivalents of $5.8 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of commercial and prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management. In the interim, the Company invests any excess funds in government securities and/or other short-term, investment grade, interest-bearing instruments.

         Net cash used in operating activities decreased to $4.4 million for the nine months ended September 30, 1998 from $6.2 million for the same period in 1997, due primarily to the decreases in costs and expenses discussed above in "Results of Operations."

         For the nine months ended September 30, 1998, the Company used net cash of $27,000 for equipment purchases as compared to $266,000 for equipment purchases for the same period in 1997.

         Pursuant to the DEMI License, the Company has agreed to pay DEMI royalties of 4% of net sales, subject to certain minimum amounts and to possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense for the nine month periods ended September 30, 1998 and 1997 of $75,000 and $71,000 respectively. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Royalties due as a percentage of sales under the DEMI License are recorded in cost of sales. Irrespective of the royalty percentages mentioned earlier, the future minimum royalty payments specified by the DEMI License consist of the following:


         Year Ending December 31,
                  1998.....................................$100,000
                  1999.....................................$ 50,000


         As a result of the TLAS Agreement, the Company received a payment of $400,000 from Duracell in September 1998. Additionally under the TLAS Agreement, the Company expects to receive $1.1 million for license fees in January 1999 and approximately $1.5 million in development funding during 1999. These revenues will be recorded as such when they are earned.

         As a result of some computer programs being written using two digits instead of four digits to define an applicable year, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could potentially result in miscalculations or system failure. The Company has been assessing its exposure to this "Year 2000 Issue" and has determined that most of its operational programs controlling its purchasing, inventory, billing and accounting systems have been designed to be year 2000 compliant, and for those that are not, the Company plans to have made the necessary adjustments on or about the end of 1998 at an approximate cost of $4,000. In addition to its operational programs, the Company has several programs that test product performance and quality. These programs are currently being reviewed for year 2000 compliance. The Company does not anticipate that required modifications to these test programs, if any, would be material in cost or time. Currently the Company has no critical interfacing systems to third parties. However, there is no guarantee that systems of other companies with which the Company has business transactions will be timely converted, and, if they are not, this could have a material adverse effect on the Company.

         The Company currently anticipates that its existing cash balances along with expected development funds and licensing fees from the TLAS Agreement with Duracell will fund operations and technology development at the current level of activity into the first quarter of 2000. However, it may be necessary for the Company to increase its research and development expenses as it continues to work to improve its zinc-air technology and develope prototypes of its zinc-air batteries for various potential applications. It may also be necessary for the Company to expend greater than anticipated funds on its manufacturing facilities or otherwise. The Company will continue to need working capital, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. The Company has also encountered greater difficulty in commercializing its technology than originally expected. In addition, the battery business is a chemical processing business, and as such, the Company may require specialized equipment to manufacture its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost.

         The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded on July 1, 1993 and may continue to be highly volatile. Factors such as delays by the Company in achieving development goals, inability of the Company to commercialize or manufacture its products, inability of the Company to reach agreements with battery manufacturers and OEMs, fluctuation in the Company's operating results, changes in earnings estimates by analysts, the addition or deletion of analyst coverage, announcements of technological innovations or new products by the Company or its competitors, perceived changes in the markets for various applications incorporating the Company's products, the announcement or termination of relationships with battery manufacturers and OEMs and general market conditions may cause significant fluctuations in the market price of the Company's common stock. Also, the market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

         The Nasdaq Stock Market has requirements for continued listing, including a requirement that the minimum bid price per share of the stock of each listed company not fall below $1.00 for any 30-consecutive business day period. The Company was notified on September 3, 1998 by Nasdaq that it was not in compliance with the listing rules because the closing minimum bid price per share of the Company's common stock had remained below $1.00 for 30 consecutive business days. If the closing minimum bid price is not at least $1.00 for a minimum of ten consecutive business days during the 90-day period ending December 2, 1998, the Company's common stock may be delisted from the Nasdaq Stock Market. The Nasdaq rules provide listed companies with the right to a hearing prior to a delisting becoming effective. The Company intends to request such a review hearing.

         This report contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, ability of the Company to license its technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from battery manufacturers and OEMs, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control. All forward looking statements contained in this document are intended to be subject to the safe harbor protection provided by applicable federal securities laws.


AER Energy is a trademark of AER Energy Resources, Inc.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS
------                     -----------------------
10.1              Technology Licenses and Services Agreement, dated as of
                  September 24, 1998, between Duracell Inc. and AER Energy
                  Resources, Inc. [Filed on September 24, 1998 as an exhibit to the Company's Form 8-K (File No. 0-21296) and incorporated herein by reference.]

27                Financial Data Schedule (for SEC use only).


         (B)      REPORTS ON FORM 8-K:

         The Company filed a Form 8-K on September 24, 1998, reporting under
Item 5 the execution and delivery of a Technology Licenses and Services Agreement with Duracell Inc., a wholly-owned subsidiary of The Gillette Company, pursuant to which the Company's zinc-air battery technology has been licensed to Duracell on primarily a non-exclusive basis. Under the agreement, Duracell will provide funding to the Company for certain product development projects; in return, Duracell will own the technology developed under the product development projects funded by Duracell. The Company has certain royalty-bearing and royalty-free rights to utilize the technology funded by Duracell. Duracell also has certain non-exclusive rights to the Company's currently existing technology and certain option rights to obtain an exclusive license of the Company's technology to manufacture and sell certain battery cells.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AER ENERGY RESOURCES, INC.


Date:  November 16, 1998              By: /s/      David W. Dorheim
                                          --------------------------------------
                                          David W. Dorheim, President and
                                          Chief Executive Officer


Date:  November 16, 1998              By: /s/      J. T. Moore
                                          --------------------------------------
                                          J. T. Moore, Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)