Form 10-K405
period 1998-12-31
AER ENERGY RESOURCES INC /GA
filed 1999-02-25
CIK 863872

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on the Nasdaq Stock Market's National Market on February 22, 1999, was approximately $11,025,381.

     As of February 22, 1999, the registrant had 24,862,263 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Proxy Statement for the registrant's 1999 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
------
Item    1.   Business....................................................    3
        2.   Properties..................................................    6
        3.   Legal Proceedings...........................................    7
        4.   Submission of Matters to a Vote of Security Holders.........    7
             Executive Officers of the Registrant........................    7

PART II
-------
Item    5.   Market for Registrant's Common Equity and Related               8
               Stockholder Matters.......................................
        6.   Selected Financial Data.....................................    8
        7.   Management's Discussion and Analysis of Financial Condition     8
               and Results of Operations.................................
        7A.  Quantitative and Qualitative Disclosures about Market          11
               Risk......................................................
        8.   Financial Statements and Supplementary Data.................   11
        9.   Changes in and Disagreements with Accountants on Accounting    11
               and Financial Disclosure..................................

PART III
--------
Item   10.   Directors and Executive Officers of the Registrant..........   12
       11.   Executive Compensation......................................   12
       12.   Security Ownership of Certain Beneficial Owners and            12
               Management................................................
       13.   Certain Relationships and Related Transactions..............   12

PART IV
-------
Item   14.   Exhibits, Financial Statement Schedules and Reports on Form    13
               8-K.......................................................

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     AER Energy Resources, Inc. (the "Company" or "AER Energy") was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. The Company's operations until recently were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, recruiting personnel, and similar activities. The Company began selling its first product in August 1994, but sales from products have been minimal.

     In 1998 the Company changed its focus to research and product development of zinc-air technology and commercialization of primary (disposable) rather than rechargeable batteries through alliances with large established battery and original equipment manufacturers ("OEMs"). The Company announced in September 1998 its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, the Company agrees to license certain of its primary zinc-air related battery technology to Duracell. In addition, Duracell is funding certain joint product development projects with the Company.

     Under the TLAS Agreement, Duracell agrees to license the rights to the Company's currently existing patents. Duracell will own technology developed under the projects it funds, and the Company will have rights to utilize the technology. Duracell also has options to obtain certain other license rights.

     Prior to this 1998 change in strategy, AER Energy had been engaged in the development and commercialization of rechargeable zinc-air batteries that provide long, continuous runtime to users of portable electronic products. Although the Company will not entirely forsake the rechargeable market, for the foreseeable future it will be only a secondary emphasis. The major focus will be on primary batteries, a larger market than rechargeable batteries with a potential for quicker entry.

     The Company continues to be a development stage company and has generated only minimal revenues from battery sales. Revenues in the form of license fees and development funds from its new strategy commenced in the fourth quarter of 1998 and are expected to continue. New alliances and license agreements will be sought which would eventually bring the Company out of the development stage.

     In November 1997, the Company was issued a United States patent for its "Diffusion Air Manager" technology. The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. Because of its simplicity, small size and enhanced storage life capability, the Company believes that the Diffusion Air Manager may allow zinc-air batteries to be applied to a variety of markets and products that have not been practical in the past. It is this technology that will be the basis for seeking to attract more large established battery and consumer electronic equipment manufacturers into alliances for joint product development, manufacturing, and licensing.

     The Company was formed to use technology licensed from Dreisbach Electromotive, Inc. ("DEMI"). DEMI was formed in 1982 to conduct research and development on electric vehicles and battery systems utilizing, among others, zinc-air technology. DEMI's zinc-air development programs included applications for electric vehicles and portable products. The Company and DEMI entered into a license agreement (the "DEMI License") in July 1989 whereby DEMI granted to the Company exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights. DEMI has retained the rights to zinc-air technology for motor vehicle applications and to its other technologies for motor vehicle applications and batteries producing over 500 watts of continuous power output.

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

     The Company believes important battery characteristics include energy density, energy storage capacity, cell voltage and discharge voltage profile. Energy density can be calculated based on either the weight or volume of the battery. For a given amount of energy, higher energy density by weight yields lighter batteries and higher energy density by volume yields smaller batteries. Energy storage capacity refers to the limits on a battery's ability to store energy safely and practically. Batteries with high energy storage capacity may more easily be configured to deliver increased operating time. Cell voltage determines the number of individual cells that must be connected in series to provide the overall voltage required to operate a specific product. Generally, batteries requiring fewer cells to achieve a given battery voltage are more reliable and facilitate original equipment product design. The shape of a battery's discharge voltage profile defines the range of voltage over which a product must operate to utilize all of the energy stored in the battery. A battery with a flat discharge profile delivers a more consistent level of voltage throughout the battery's discharge cycle and may simplify an OEM product design and contribute to better operating efficiency.

     The Company believes its primary zinc-air batteries offer a unique combination of high energy density by weight, volume, and high-energy storage capacity. In addition, the Company's primary zinc-air battery cell has a flat discharge voltage profile.

     Zinc-air batteries are known to exhibit superior energy density compared to other types of batteries due to their ability to absorb oxygen directly from the atmosphere to fuel the chemical reaction that generates electricity. It is this superior energy density that provides zinc-air batteries with their long runtime capability. However, if stored in an open-to-air condition, the storage life of zinc-air batteries can be greatly effected by the humidity in the air. As a result, the use of primary zinc-air batteries has been relegated to niche applications in which the battery operates continuously once it is placed in service. For this reason, primary zinc-air batteries have been predominantly used in hearing aids. In order to develop a marketable zinc-air battery, AER Energy needed to develop an air management system to isolate the battery's zinc-air cells from exposure to air during customer storage. The Company's early air manager designs for rechargeable zinc-air batteries were bulky and relatively expensive since they involved the use of sliding doors or electromechanical devices to seal the battery case and isolate the zinc-air cells from exposure to air. In November 1997, the Company was issued a patent on its Diffusion Air Manager, an air management system which consists of openings configured as tubes to admit air into the battery enclosure and a small fan to draw air through the tubes. The Diffusion Air Manager can be applied to both primary and rechargeable zinc-air batteries. In addition, because of its simplicity, small size, and improvement in zinc-air battery storage life, the Diffusion Air Manager is expected to expand the number of applications that are appropriate for primary and rechargeable zinc-air battery technology. The Company believes that the market for primary zinc-air batteries is larger and more easily penetrated than the market for rechargeable batteries and, as a consequence, will focus on primary batteries.

BUSINESS STRATEGY

     The Company's strategy is to capitalize on the need for long runtime batteries by mobile workers and other consumers dissatisfied with the runtime of their portable electronic devices powered by other batteries. The following are key elements of the Company's current strategy:

          1. Generate revenues from license fees, development contracts and royalties.

          2. Focus research and development on primary zinc-air battery technology.

          3. Pursue market opportunities through relationships with major battery and electronic product manufacturers.

          4. Reduce operating costs consistent with the new business direction.

PRODUCTS

     Due to the capability of the Diffusion Air Manager to be applied to primary zinc-air batteries, AER Energy has changed its focus to primary batteries as opposed to rechargeable batteries. The path to market for the primary battery is normally faster and the Company's licensees will have the responsibility for sales and marketing.

     The primary batteries produced by the Company's licensees would most likely be used in hand-held electronic devices, such as cellular telephones, cordless telephones, camcorders, digital cameras, and hand-held computers. Due to the long runtime and anticipated low cost of the batteries, they could also be used in some applications that today call for rechargeable batteries.

MARKETING AND SALES

     The primary focus of AER Energy's marketing and sales effort will be to find large established battery and consumer electronic equipment manufacturers who recognize the advantages of the Company's zinc air technology and wish to fulfill the manufacturing and sales role of bringing the batteries to market.

RESEARCH AND DEVELOPMENT

     The Company's primary assets are the patents that its research and development efforts have produced over the years. The more recent success of the Company's research and development efforts is the development and patenting of Diffusion Air Manager technology which is the foundation of AER Energy's entry into the primary battery market. The Company plans to continue to work to reduce the size and cost of zinc-air batteries. AER Energy maintains a small assembly operation to produce prototype batteries for thorough testing.

     A majority of the Company's expenses to date have been for research and development. The Company's research and development expenses for the last three years averaged over $4.3 million and have aggregated $35.5 million from inception.

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

     During 1996, the Company eliminated the addition of mercury to its zinc-air cells and batteries without sacrificing size, weight or power. Under federal regulations, the Company's zinc-air batteries with no added mercury are not considered hazardous waste and can be disposed of as household garbage. However, some of the chemicals currently used in its batteries, such as zinc metal and potassium hydroxide, may subject its batteries to regulation in the future.

COMPETITION

     The development and marketing of battery products is highly competitive. The industry consists primarily of major domestic and international companies, the vast majority of which have financial, technical, marketing, sales, manufacturing, distribution and other resources and name recognition substantially greater than those of the Company as well as established positions in the market and established ties with OEMs. This competitive situation is one reason AER Energy has changed its strategy to one which anticipates licensing large established battery and consumer electronic equipment manufacturers.

     The Company has at least one competitor currently developing primary zinc-air batteries for portable electronic products. Electric Fuel Corporation has announced that it is beginning the manufacture of primary zinc-air batteries for cellular telephones and that it has received at least one order for delivery in 1999. In addition to Electric Fuel Corporation, the Company believes that its major competitors will also be makers of nickel-cadmium, nickel-metal hydride and lithium-based batteries, some, if not all, of whom are candidates to be AER Energy licensees. Such competitors and potential licensees include Ralston Purina's Eveready Battery Company, Sanyo Electric Co., Ltd., Toshiba Corporation, Matsushita Electric Industrial Co., Ltd., SAFT and Varta Batterie AG, who, among others, currently manufacture nickel-cadmium or nickel-metal hydride batteries or both. Sony Corporation, Sanyo Electric Co., Ltd. and Matsushita Electric, among others, are marketing a lithium-ion battery that is designed for use with portable computers, video cameras and cellular telephones. Sony Corporation and Matsushita Electric have announced that they will begin production of lithium polymer batteries in 1999. Valence Technology, Inc., Ultralife Batteries, Inc., Hydro-Quebec, Dowty Battery Company and Asahi Chemical Industry Company, Ltd. are also engaged in the research and development of lithium-polymer batteries, most of which are not yet commercially available. In addition, companies such as Sony, Matsushita Electric, Sanyo, SAFT, Rayovac, Tadiran Electronic Industries, Eveready, Duracell and Toshiba, and possibly other companies, may have active research and development programs to develop new high energy density batteries. No assurance can be given that such companies will not develop batteries similar or superior to the Company's zinc-air batteries.

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

     Through the DEMI License, the Company has exclusive rights to ten DEMI patents (except for motor vehicle applications) which have been issued in the United States and two that have issued in Japan. The DEMI patents relate to air manager systems, an electrolyte recirculating system, a flexible cell case which allows for zinc anode volume change during charge and discharge, a continuous consumable anode, a coated air electrode and a method for attaching zinc-air batteries to electronic products. The Company is not currently utilizing any of the technology embodied in the DEMI patents.

     During the last nine years, the Company has been granted 19 United States patents, five European patents, and four Japanese patents. In addition, the Company has filed 27 United States and 28 foreign patent applications and has 14 patent disclosures in review as of December 31, 1998. It is the Company's intention to continue filing new patent applications in the United States, Japan, Europe and Canada as appropriate for the technology, products and product improvements developed through its research and product development activities.

     The Company believes that its most significant intellectual property benefits are derived from its air manager patents and pending applications. The air manager system regulates the flow of air within the battery during use and isolates the zinc-air cells from air during storage, both critical variables affecting zinc-air battery performance and storage life. The Company has been issued five United States patents on its air manager system. The Company also has 17 United States patent applications pending on its designs relating to its air manager system. The Company believes its most significant air manager patent is No. 5,691,074, which covers the Company's Diffusion Air Manager and expires in 2015. AER Energy has also received a Notice of Allowance from the United States Patent and Trademark Office on a continuation application that significantly broadens the coverage of the Company's Diffusion Air Manager patent. The Company's early air manager designs were bulky and relatively expensive since they involved the use of sliding doors or electromechanical devices. The Company's Diffusion Air Manager consists of openings that are configured as tubes to admit air into the battery enclosure and a small fan to draw air through the tubes. The Company believes the Diffusion Air Manager is a simple, low cost solution to the storage life problems encountered by both rechargeable and primary zinc-air battery designs.

     United States patents, either issued to or applied for by DEMI, Mr. Mike Cheiky, DEMI's former principal scientist, or the Company, and in each case subject to the DEMI License, relate to some of the operating parameters of the zinc-air battery system. The Company and DEMI entered into the DEMI License in July 1989 whereby DEMI granted to the Company the exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights. The DEMI License includes the right to sublicense and it covers any new zinc-air technology developed or acquired by DEMI, or by Mr. Cheiky, prior to expiration of his employment agreement with DEMI. For these rights, the Company has agreed to pay DEMI royalties of 4% of net sales through July 19, 2004, subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License (except for sales by Duracell which are set at 4%). The applicable percentage of royalties is currently 4% of net sales. After July 19, 2004, the Company may continue to use such licensed technology without payment of further royalties. In order to maintain exclusive rights to the technology covered by the DEMI License, the Company must pay minimum royalties to DEMI for the first ten years of the DEMI License (through 1999). Effective in 1993, the DEMI License was amended so that, under certain circumstances, some or all of the royalties due under the DEMI License are payable to the shareholders of DEMI rather than to DEMI. DEMI has also agreed to the terms of a proposed OEM air manager license agreement to be entered into by the Company and any OEMs licensing the air manager system, which provides that 4% of the royalties the Company receives from sublicensing the air manager system will be payable to DEMI, subject to the reduction as provided in the proposed agreement. Pursuant to the DEMI License, a relationship for the exchange of technology exists between the Company and DEMI.

     In order to manufacture air electrodes for its zinc-air batteries, the Company purchased production equipment and licensed the accompanying air electrode and process technology pursuant to a 1993 agreement (the "Westinghouse License") with Westinghouse Electric Corporation ("Westinghouse"). Under the Westinghouse License, the Company is obligated to pay royalties of 1% of its revenues from sales of zinc-air battery products up to $300,000, followed by royalties of 0.5% of such revenues up to an additional $350,000, at which time no further royalties for product sales will be due. In addition, for ten years the Company will pay Westinghouse the greater of (i) 50% of any sublicense fees it receives if it sublicenses the technology licensed from Westinghouse, or (ii) 0.5% of sublicensee product sales. The Company is not using the Westinghouse technology in its primary zinc-air batteries.

     In September 1998 the Company executed the TLAS Agreement with Duracell Inc., a wholly-owned subsidiary of The Gillette Company, pursuant to which the Company's zinc-air battery technology has been licensed to Duracell on primarily a non-exclusive basis. Under the agreement, Duracell will provide funding to the Company for certain product development projects; in return, Duracell will own the technology developed under the product development projects funded by Duracell. The Company has certain royalty-bearing and royalty-free rights to utilize the technology funded by Duracell. Duracell also has certain non-exclusive rights to the Company's currently existing technology and certain option rights to obtain an exclusive license of the Company's technology to manufacture and sell certain battery cells.

     In addition to potential patent protection, the Company attempts to protect its trade secrets and other proprietary information through secrecy agreements with customers, suppliers, employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

     At December 31, 1998, the Company had 39 employees. Of the total number of personnel, 11 were engaged in research and development, 19 were engaged in product development, assembly and prototype operations, and 9 were in marketing and general and administrative functions. In implementing its new strategy, the Company reduced the number of employees from 85 at the beginning of 1998. The Company's success will depend in large part on its ability to retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FORWARD LOOKING STATEMENTS

     This report contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, ability of the Company to license its technology, ability of the Company to implement its new strategy, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from battery manufacturers and OEMs, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds and other factors affecting the Company's business that are beyond the Company's control. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws.

ITEM 2.  PROPERTIES.

     The Company currently leases 35,400 square feet of office administration, engineering, testing and product development space in Smyrna, Georgia. This space will be reduced to 24,840 square feet in May 1999. The Company believes that its existing facilities (at the May 1999 reduced level) and equipment, together with any equipment to be purchased with existing cash, will be adequate to conduct its operations. Management does not anticipate needing additional space in the near future, but believes that if needed, the Company would be able to secure additional space at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to, and no property of the Company is presently the subject of, any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company as of February 22, 1999 were as follows:

          NAME             AGE                          POSITION
          ----             ---                          --------
David W. Dorheim           49    President, Chief Executive Officer and Director
R. Dennis Bentz            48    Vice President -- Product and Process Development
Frank M. Harris            46    Vice President -- Marketing and Licensing
J. T. Moore                59    Vice President -- Chief Financial Officer, Treasurer
                                 and Secretary
Lawrence A. Tinker, Ph.D   46    Vice President -- Advanced Technology

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

     R. Dennis Bentz joined the Company in 1990 as Vice
President -- Manufacturing. His title was recently changed to Vice
President -- Product and Process Development to reflect his role in the Company's new strategy. Mr. Bentz was employed from 1978 to 1990 by Duracell International, Inc., a battery manufacturer. Mr. Bentz's last four years at Duracell were spent as Product Engineering Manager, with responsibility for product and process design of alkaline, lithium and primary zinc-air batteries. Prior to 1987, Mr. Bentz managed the Duracell development and testing facility in Tarrytown, New York and served as Engineering Manager and Product Engineer.

     Frank M. Harris joined the Company in 1990 as Vice President -- Marketing and Sales. His title was recently changed to Vice President -- Marketing and Licensing to reflect his role in the Company's new strategy. From 1987 through 1989, Mr. Harris was employed by International Components Corporation, a Chicago-based manufacturer of battery chargers, as Vice President of Engineering and Director of Sales. From 1986 to 1987, Mr. Harris served as Manager of Marketing Programs for a lighting product line of the General Electric Lighting Business Group. From 1981 to 1986, Mr. Harris worked with the battery business of General Electric where he held positions in market research and served as manager of private label battery marketing.

     J. T. Moore joined the Company in September 1998 as Vice President -- Chief Financial Officer, Treasurer and Secretary. He previously served as Chief Financial Officer of Dyad Corporation, a computer software developer, from 1997 to 1998, Executive Vice President of Eastern European Capital, an international investment company, from 1995 to 1997, and International Chief Financial Officer/Director of Finance for Turner Broadcasting Company, an international broadcasting company, from 1993 to 1995. His experience also includes Arthur Andersen, LLP and Marriott Corporation. Mr. Moore is a certified public accountant.

     Lawrence A. Tinker, Ph.D joined the Company in January 1993 as Vice President -- Engineering. His title was recently changed to Vice
President -- Advanced Technology to reflect his role in the Company's new strategy. During the prior five years, Dr. Tinker was employed by Gates Energy Products, Inc., where his most recent position was Manager, Technology for aerospace batteries. In this position, Dr. Tinker managed a group of scientists responsible for developing nickel-cadmium, nickel-metal hydride and nickel-hydrogen aerospace battery systems. Prior to 1988, Dr. Tinker was employed by Ballard Research Inc. for six years, where he managed the research and development effort for rechargeable lithium battery systems.

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

                                                                  PRICE
                                                              --------------
QUARTER ENDED:                                                HIGH       LOW
--------------                                                ----       ---
March 31, 1997..............................................  3 9/16     2 1/4
June 30, 1997...............................................  3 1/4      2
September 30, 1997..........................................  2 13/16    2 1/16
December 31, 1997...........................................  2 7/16     1 1/8
March 31, 1998..............................................  1 7/8      1 1/8
June 30, 1998...............................................  1 23/32    11/16
September 30, 1998..........................................  1 5/16     17/32
December 31, 1998...........................................  1 3/16     9/16

     On December 31, 1998, the closing price of the common stock as reported on Nasdaq was $0.788 per share. On February 22, 1999, there were 283 holders of record of the Company's common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

     The Company has not declared a cash dividend on its common stock since inception. The Company has incurred operating losses since inception and expects to incur operating losses at least through 1999. Thus, the Company anticipates that for the foreseeable future, earnings, if any, will be retained for the operation and growth of its business. Accordingly, the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                                     PERIOD FROM
                                                                                                    JULY 17, 1989
                                                                                                      (DATE OF
                                                            YEAR ENDED DECEMBER 31,                 INCEPTION) TO
                                               --------------------------------------------------   DECEMBER 31,
        STATEMENT OF OPERATIONS DATA:           1998      1997       1996       1995       1994         1998
        -----------------------------          -------   -------   --------   --------   --------   -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
License fees and research and development
  revenues...................................  $   350   $    --   $     --   $     --   $     --     $    350
Product sales................................        2       108         23        159         49          340
Cost of product sales........................       (2)   (2,674)    (1,311)    (2,179)      (595)      (6,761)
                                               -------   -------   --------   --------   --------     --------
                                                   350    (2,566)    (1,288)    (2,020)      (546)      (6,071)
Costs and expenses:
  Research and development...................    4,747     4,024      4,207      4,696      6,341       35,463
  Marketing, general, and administrative.....    2,613     2,999      3,123      4,174      3,766       23,180
                                               -------   -------   --------   --------   --------     --------
          Total costs and expenses...........    7,360     7,023      7,330      8,870     10,107       58,643
                                               -------   -------   --------   --------   --------     --------
Operating loss...............................   (7,010)   (9,589)    (8,618)   (10,890)   (10,653)     (64,714)
Interest income (expense), net...............      378       823      1,059        692        464        3,624
                                               -------   -------   --------   --------   --------     --------
Net loss.....................................  $(6,632)  $(8,766)  $ (7,559)  $(10,198)  $(10,189)    $(61,090)
                                               -------   -------   --------   --------   --------     --------
Net loss per share (basic and diluted).......  $ (0.27)  $ (0.36)  $  (0.33)  $  (0.59)  $  (0.68)    $  (4.01)
                                               =======   =======   ========   ========   ========     ========
Weighted average shares outstanding (basic
  and diluted)...............................   24,839    24,617     22,673     17,229     14,905       15,238

                                                                            DECEMBER 31,
                                                        ----------------------------------------------------
BALANCE SHEET DATA:                                       1998       1997       1996       1995       1994
-------------------                                     --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Cash and cash equivalents.............................  $  4,250   $ 10,207   $ 18,728   $ 16,417   $ 16,030
Working capital.......................................     4,069     10,155     18,502     16,125     15,953
  Total assets........................................     5,335     12,057     20,688     18,895     19,007
  Total liabilities...................................       285        494        512        703        665
Deficit accumulated during the development stage......   (61,427)   (54,795)   (46,008)   (38,223)   (27,936)
          Total stockholders' equity..................     5,050     11,563     20,176     18,192     18,342

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. The Company's operations until recently were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel, and similar activities. The Company began selling its first product in August 1994, but sales from products have been minimal.

     In 1998, the Company changed its focus to research and product development of zinc-air technology and commercialization of primary (disposable) rather than rechargeable batteries through alliances with large established battery and original equipment manufacturers ("OEMs"). This change allows AER Energy to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The Company has ceased marketing its rechargeable battery products and canceled all outstanding orders for its rechargeable battery products.

     In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's zinc-air technology. Under the TLAS Agreement, Duracell agrees to license the rights to the Company's currently existing patents. In addition, Duracell is funding certain joint product development projects with the Company. Duracell will own technology developed under the projects it funds, and the Company will have rights to utilize the technology. Duracell also has options to obtain certain other license rights.

     As of January 1999, Duracell has paid the Company $1.875 million which will be recognized as revenue when it is earned ($350,000 was recognized in 1998). Additional monies are anticipated for product development funding in 1999.

     Throughout 1999, the Company plans to work with Duracell under the TLAS Agreement, seek additional license agreements for its patented zinc-air technology with other companies, focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology, and maintain a small research and development effort in rechargeable zinc-air technology.

RESULTS OF OPERATIONS

     Revenues for 1998, 1997, and 1996 were $352,000, $108,000, and $23,000, respectively. Virtually all of the 1998 revenues arose from the TLAS Agreement with Duracell and were for product development. Revenues during 1997 and 1996 were attributable to battery product sales.

     The Company's cost of product sales for 1997 and 1996 were $2.7 million and $1.3 million, respectively. There were virtually no products produced for sale in 1998. The high cost of sales in 1997 and 1996 was due primarily to manufacturing inefficiencies and high material costs resulting from low production volumes and start up of production processes.

     Research and development expenses increased to $4.7 million in 1998 from $4.0 million in 1997 in line with the increased emphasis on research and development. The 4% decrease from 1996 ($4.2 million) to 1997 is attributable to the higher level of manufacturing in 1997 versus 1996, causing less overhead to be charged to research and development.

     Marketing, general and administrative expenses decreased to $2.6 million in 1998 from $3.0 million in 1997 and $3.1 million in 1996. In 1998, the 13% decrease resulted primarily from lower personnel related costs ($207,000), advertising and similar marketing expenses ($168,000), and travel ($69,000). In 1997, the 4% decrease arose from decreases in professional fees ($118,000), obsolete inventory ($108,000), warranty costs ($85,000), facility costs ($63,000), and royalty expense ($54,000), offset by increases in personnel related costs ($230,000) and travel costs ($65,000).

     Interest income decreased in both 1998 and 1997 as a result of lower cash and cash equivalents balances throughout each year in comparison with the previous year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company financed its operations from inception through July 1993 with debt and private placements of common stock. In July 1993, the Company received, net of underwriting discounts and commissions but before deducting expenses, proceeds of $16.3 million from its initial public offering of 2,500,000 shares of common stock. In August 1993, the Company issued 311,700 additional shares pursuant to the exercise of the underwriters' over-allotment option, and received additional proceeds of $2.0 million, net of underwriting discounts and commissions. In November 1994, the Company closed a second public offering of 2,500,000 shares of its common stock, generating proceeds of $12.3 million, net of underwriting discounts and commissions but before deducting expenses. In December 1994, 150,000 additional shares were issued pursuant to the underwriters' overallotment option, generating additional proceeds of $736,500, net of underwriting discounts and commissions.

     In November 1995, the Company issued $10,675,000 principal amount of 8% convertible subordinated debentures due November 17, 1997. Through November 17, 1997, a holder of a debenture could have elected to convert the debenture into common stock of the Company at a conversion price equal to the lesser of $3.60 per share or a percentage ranging from 85% to 100% of the average closing bid price for the five trading days immediately prior to the conversion. In connection with the transaction, the Company paid to a placement agent $840,500 in fees and delivered warrants to purchase 225,590 shares of the Company's common stock at an exercise price of $4.32 per share. The warrants expired in 1998. During 1996, $9,775,000 in principal plus accrued interest was converted into 5,394,992 shares of common stock at an average conversion price of $1.86 per share. During 1997, the remaining $900,000 in principal plus accrued interest was converted into 518,683 shares of common stock at an average conversion price of $1.93 per share.

     In May 1996, the Company issued 1,584,158 shares of its common stock, and warrants to purchase 835,000 additional shares, in a private placement at an aggregate purchase price of $10 million. The transaction generated proceeds of $9.4 million, net of expenses. The warrants have an exercise price of $6.3125 per share and expire in 2001. The value of the warrants is included in common stock on the balance sheet.

     The Company plans to use the remaining net proceeds from these financings to fund research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, working capital and general corporate purposes as determined by management. In the interim, the Company invests the net proceeds in government securities and other short-term, investment grade, interest bearing investments.

     The TLAS Agreement with Duracell will also provide cash to fund operating needs of the Company.

     As of December 31, 1998 the Company had cash and cash equivalents of $4.25 million.

     Net cash used in operating activities decreased to $5.9 million in 1998 from $8.2 million in 1997, and increased in 1997 from $6.9 million in 1996. The changes in net cash used in operating activities are primarily due to the changes in costs and expenses discussed above in "Results of Operations."

     During the years ended December 31, 1998, 1997 and 1996, cash used in investing activities was $39,000, $280,000, and $158,000, respectively, which primarily reflected the purchase of manufacturing and battery testing equipment.

     Financing activities during 1998 and 1997 provided no significant cash. In 1996, cash provided by financing activities of $9.4 million came from the private placement sale of the Company's common stock and warrants.

     As discussed in Note 7 to the Financial Statements, the Company has agreed to pay DEMI royalties pursuant to the DEMI License. The Company recorded royalty expense related to the DEMI License for the years ended December 31, 1998, 1997, and 1996 and for the period from inception to December 31, 1998 of $100,000, $100,000, $150,000, and $1,350,000, respectively.

     As discussed in Note 8 to the Financial Statements, under the Westinghouse License the Company would pay 1% of revenues up to $300,000 followed by 0.5% of revenues up to $350,000, at which time no further royalties for product sales will be due. The Company is not using the Westinghouse technology in its primary zinc-air batteries.

     At December 31, 1998, the Company had available net operating loss carryforwards for income tax purposes of approximately $54.7 million and research and development credit carryforwards of approximately $1.3 million. These carryforward items will both begin to expire in 2004. Both of these carryforward items are subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss and credit carryforwards available to the Company in the future.

     The Company currently anticipates that its existing cash balances, along with cash to be received in 1999 under the TLAS Agreement, will fund operations and continue technology development at the current level of activity through the end of 1999 and into early 2000. However, it may be necessary for the Company to increase its research and product development expenses as it continues to work to improve its primary zinc-air technology and to explore markets for its rechargeable zinc-air batteries. It may also be necessary for the Company to expend greater than expected funds on its facilities to produce prototypes of its primary zinc-air battery products. The Company will continue to need working capital beyond its current levels, and depending on the Company's results of operations, the Company may find it necessary to obtain additional working capital on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. The Company has also encountered greater difficulty in commercializing its technology than originally expected. In addition, the battery business is a chemical processing business and, as such, the Company will require specialized equipment to develop its zinc-air batteries. Future equipment additions could exceed current Company estimates in cost, complexity and development time.

     The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in July 1993 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, ability of the Company to license its technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from battery companies and OEMs, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

     On September 3, 1998, Nasdaq notified the Company that it was not in compliance with the Nasdaq National Market Continued Listing Requirements due to the bid price for shares of the Company's common stock closing below $1 per share for thirty consecutive trading days. On February 4, 1999, the Company appeared at a hearing before a Nasdaq Review Panel to present its business case and to disclose the Company's intention to effect a reverse stock split at its April 7, 1999 Annual Meeting of Shareholders in order to meet the minimum bid price requirement for continued listing on Nasdaq. Questions were raised by the Nasdaq Review Panel concerning the Company's net tangible assets, as another requirement for continued listing on the Nasdaq National Market is a minimum of $4 million in net tangible assets. In response to the questions raised at its hearing, the Company prepared a plan and submitted it to Nasdaq on February 12, 1999, showing the projected net tangible assets for the Company throughout the coming twelve months. The Company is awaiting a decision from the Nasdaq Review Panel. There is no assurance that the Nasdaq Review Panel's ruling will result in the Company's continued listing on the Nasdaq National Market.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this Statement did not have any effect on the Company's financial position or results of operations.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Management has determined that the Company does not have separate reportable operating segments as defined by this Statement.

     In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. This SOP is not anticipated to have a material effect on the financial position or results of operations of the Company.

     As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Because the Company does not have any derivative instruments or hedging activities, the adoption of the new Statement did not have any effect on the financial position or results of operations of the Company.

YEAR 2000 DISCLOSURE

     The "Year 2000" issue is the result of some computer programs being written using two digits instead of four digits to define an applicable year. Time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could potentially result in miscalculations or system failure. The Year 2000 issue is believed to affect all companies and organizations, including the Company. The Company has been assessing its exposure to the Year 2000 issue by reviewing all internal business, network and testing systems and by identifying key areas of exposure related to outside third parties.

     The Company has determined that its major operational and accounting programs that control its purchasing, inventory, billing, accounts payable and general accounting systems are designed to be Year 2000 compliant, and the Company has received outside certification of this compliance. In addition to its operational programs, the Company has several software programs that test product performance and quality. These programs have been tested internally as Year 2000 compliant, and the Company does not anticipate any material modifications. The Company did determine that its network server was not Year 2000 compliant and has already ordered and received the required upgrades that will be installed internally. Most of the Company's user workstations are Year 2000 compliant with the remaining scheduled to be upgraded by December 31, 1999 at a cost of approximately $4,000 to $5,000.

     Currently the Company has no critical interfacing systems to third parties. However, it is very difficult to predict the Year 2000 impact on third parties with which the Company has business transactions, and while the Company does not anticipate any significant problems, there can be no assurance that problems will not occur or have a material adverse effect on the Company.

     Management is continuing to examine the Year 2000 issues as they potentially impact the Company and is developing contingency plans as necessary. While the Company believes that the cost of completing the assessment and contingency plans will not be material and the risks to the Company with respect to Year 2000 issues are manageable, the Company cannot at this time fully assess the potential impact.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has invested a portion of its cash and cash equivalents in financial instruments that mature in 90 days or less, and are therefore classified as cash equivalents. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. As noted immediately above, the Company has no transactions which qualify for treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the nominees for Directors of the Company set forth under "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

     Information concerning the Executive Officers of the Company is contained in a separate section captioned "Executive Officers of the Registrant" in Part I of this report and is incorporated herein by reference in response to the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under "Voting Securities" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents:

     (1) The following financial statements of the Company and Report of Independent Auditors are filed as part of this Report.

        Balance Sheets as of December 31, 1998 and 1997

        Statements of Operations for the years ended December 31, 1998, 1997, and 1996, and for the period from July 17, 1989 (date of inception) to December 31, 1998

        Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996, and for the period from July 17, 1989 (date of inception) to December 31, 1998

        Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996, and for the period from July 17, 1989 (date of inception) to December 31, 1998

        Notes to Financial Statements

        Report of Independent Auditors

     (2) Financial Statement Schedules.

     Financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or the notes thereto.

     (3) Exhibits:

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
-------                         -----------------------
  3.1     --  Articles of Incorporation of the Company, as amended.(1)
  3.2     --  Bylaws of the Company, as amended.(1)
  4.1     --  See Articles II and VII of the Company's Articles of
              Incorporation located within Exhibit 3.1.
  4.2     --  See Articles 2, 3 and 4 of the Company's Bylaws located within Exhibit 3.2.
 10.1     --  License Agreement dated July 19, 1989 among the Company,
              Dreisbach Electromotive, Inc. and Mike Cheiky.(2)
 10.2*    --  AER Energy Resources, Inc. 1992 Stock Option Plan, as
              amended.(2)
 10.3*    --  Form of Non-Qualified Stock Option Agreement.(3)
 10.4*    --  Form of Incentive Stock Option Agreement.(3)
 10.5     --  Agreement dated May 12, 1993 between the Company and
              Westinghouse Electric Corporation.(2)
 10.6*    --  Form of Indemnity Agreement with Directors.(2)
 10.7     --  Consent to Partial Assignment of Royalties and Amendment No.
              2 to License Agreement dated as of October 15, 1993 among
              the Company, Dreisbach Electromotive, Inc. and Mike
              Cheiky.(4)
 10.8     --  Amended and Restated DEMI/AER Air Manager Agreement dated
              October 15, 1993 among the Company, Dreisbach Electromotive,
              Inc. and Mike Cheiky. (4)
 10.9*    --  AER Energy Resources, Inc. 1993 Non-Employee Directors'
              Restricted Stock Award Plan. (4)
 10.10*   --  Form of Director's Restricted Stock Award Agreement. (5)
 10.11*   --  Stock Option Agreement dated November 2, 1989 by and between
              David W. Dorheim and Aerobic Power Systems, Inc. (now AER
              Energy Resources, Inc.). (6)
 10.12*   --  Stock Option Agreement dated February 8, 1991 by and between
              R. Dennis Bentz and AER Energy Resources, Inc. (6)
 10.13*   --  Stock Option Agreement dated July 1, 1990 by and between
              Frank M. Harris and Aerobic Power Systems, Inc. (now AER
              Energy Resources, Inc.).(6)
 10.14    --  Lease Agreement dated November 15, 1993 between AER Energy
              Resources, Inc. and Highlands Park Associates.(7)
 10.15    --  Lease Agreement dated March 25, 1994 between AER Energy
              Resources, Inc. and Highlands Park Associates.(7)
 10.16*   --  Stock Option Agreement dated December 20, 1994 between H.
              Douglas Johns and AER Energy Resources, Inc.(8)
 10.17*   --  Consulting Agreement dated December 20, 1994 between H.
              Douglas Johns and AER Energy Resources, Inc.(9)
 10.18    --  Form of Convertible Debenture Subscription Agreement.(10)
 10.19    --  Form of 8% Convertible Debenture due November 17, 1997.(10)
 10.20    --  Registration Rights Agreement.(10)

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
-------                         -----------------------
 10.21    --  Warrant to Purchase Common Stock.(10)
 10.22    --  Amendment No. 3 to License Agreement and Termination of
              Technology Assignment Agreement dated December 26, 1995.(11)
 10.23    --  Securities Purchase Agreement, dated as of May 20, 1996, by and between FW AER Partners, L.P. and AER Energy Resources,
              Inc.(12)
 10.24    --  Warrant to Purchase Common Stock.(12)
 10.25*   --  Agreement between H. Douglas Johns and AER Energy Resources,
              Inc. dated November 7, 1996, amending Mr. Johns' Consulting
              Agreement and Stock Option Agreement.(13)
 10.26    --  Technology Licenses and Services Agreement, dated as of
              September 24, 1998, by and between Duracell Inc. and AER
              Energy Resources, Inc.(14)
 21       --  Subsidiaries of the Company.(2)
 23       --  Consent of Ernst & Young LLP, Independent Auditors.
 27       --  Financial Data Schedule (for SEC use only).

---------------

  * Indicates management contract or compensatory plan or arrangement.
 (1) Filed on June 17, 1993 as an Exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-62668) and incorporated herein by reference.
 (2) Filed on May 14, 1993 as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-62668) and incorporated herein by reference.
 (3) Filed on October 5, 1993 as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-69982) and incorporated herein by reference.
 (4) Filed on October 29, 1993 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the quarter ended September 30, 1993 and incorporated herein by reference.
 (5) Filed on September 24, 1993 as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-69462) and incorporated herein by reference.
 (6) Filed on March 25, 1994 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1993 and incorporated herein by reference.
 (7) Filed on September 23, 1994 as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-84300) and incorporated herein by reference.
 (8) Filed on February 2, 1995 as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-89068) and incorporated herein by reference.
 (9) Filed on March 23, 1995 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1994 and incorporated herein by reference.
(10) Filed on December 13, 1995 as an Exhibit to the Registrant's Form 8-K (File No. 0-21926) and incorporated herein by reference.
(11) Filed on March 28, 1996 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1995 and incorporated herein by reference.
(12) Filed on May 20, 1996 as an Exhibit to the Registrant's Form 8-K (File No. 0-21926) and incorporated herein by reference.
(13) Filed on March 27, 1997 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 1996 and incorporated herein by reference.
(14) Filed on September 24, 1998 as an Exhibit to the Registrant's Form 8-K (File No. 0-21926) and incorporated herein by reference.

(b) Reports on Form 8-K filed in the fourth quarter of 1998:

     The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 1999.

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

                      SIGNATURE                                         TITLE                         DATE
                      ---------                                         -----                         ----
                 /s/ JON A. LINDSETH                   Chairman                                 February 23, 1999
-----------------------------------------------------
                   Jon A. Lindseth

                /s/ DAVID W. DORHEIM                   Director, President and Chief Executive  February 23, 1999
-----------------------------------------------------    Officer
                  David W. Dorheim

                   /s/ J. T. MOORE                     Vice President -- Chief Financial        February 23, 1999
-----------------------------------------------------    Officer, Treasurer and Secretary
                     J. T. Moore                         (Principal Accounting Officer and
                                                         Principal Financial Officer)

                 /s/ DAVID G. BROWN                    Director                                 February 23, 1999
-----------------------------------------------------
                   David G. Brown

                 /s/ JAMES W. DIXON                    Director                                 February 23, 1999
-----------------------------------------------------
                   James W. Dixon

               /s/ WILLIAM L. JACKSON                  Director                                 February 23, 1999
-----------------------------------------------------
                 William L. Jackson

                /s/ H. DOUGLAS JOHNS                   Director                                 February 23, 1999
-----------------------------------------------------
                  H. Douglas Johns

                 /s/ JOHN L. WILKES                    Director                                 February 23, 1999
-----------------------------------------------------
                   John L. Wilkes

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

  Statements of Cash Flows..................................  F-6

  Notes to Financial Statements.............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
AER Energy Resources, Inc.

     We have audited the accompanying balance sheets of AER Energy Resources, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 and for the period from July 17, 1989 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AER Energy Resources, Inc. (a development stage company) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from July 17, 1989 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                      /s/ ERNST & YOUNG LLP
                                      ------------------------------------------
                                      Ernst & Young LLP

Atlanta, Georgia
January 22, 1999

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1998          1997
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents (Note 1)........................  $  4,249,868   $10,206,870
  Trade accounts receivable.................................            --           116
  Inventories (Notes 1 and 2)...............................        52,729       291,278
  Prepaid expenses..........................................        51,414       149,474
                                                              ------------   -----------
Total current assets........................................     4,354,011    10,647,738
Equipment and improvements:
  Machinery and equipment...................................     3,228,772     3,207,603
  Office equipment..........................................       479,061       469,537
  Leasehold improvements....................................       262,856       254,766
                                                              ------------   -----------
                                                                 3,970,689     3,931,906
  Less accumulated depreciation.............................     3,006,211     2,539,020
                                                              ------------   -----------
                                                                   964,478     1,392,886
Other assets................................................        16,841        16,841
                                                              ------------   -----------
Total assets................................................  $  5,335,330   $12,057,465
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $     79,089   $   219,230
  Accrued royalties -- related party (Note 7)...............        30,000        30,000
  Deferred revenue..........................................        50,000            --
  Other accrued expenses....................................       125,901       243,046
                                                              ------------   -----------
Total current liabilities...................................       284,990       492,276
Deferred rental expense.....................................            --         2,112
Stockholders' equity:
  Preferred stock, no par value:
     Authorized -- 10,000,000 shares; no shares issued and
      outstanding...........................................            --            --
  Common stock, no par value:
     Authorized -- 100,000,000 shares; issued and
      outstanding -- 24,862,263 shares at December 31, 1998
      and 24,791,013 shares at December 31, 1997............    66,593,140    66,519,348
  Notes receivable from common stock sales (Note 5).........            --       (35,938)
  Unearned stock compensation (Note 4)......................      (115,840)     (124,882)
  Deficit accumulated during the development stage..........   (61,426,960)  (54,795,451)
                                                              ------------   -----------
Total stockholders' equity..................................     5,050,340    11,563,077
                                                              ------------   -----------
Total liabilities and stockholders' equity..................  $  5,335,330   $12,057,465
                                                              ============   ===========

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                 PERIOD FROM
                                                                                                JULY 17, 1989
                                                                                                  (DATE OF
                                                             YEARS ENDED DECEMBER 31,           INCEPTION) TO
                                                      ---------------------------------------   DECEMBER 31,
                                                         1998          1997          1996           1998
                                                      -----------   -----------   -----------   -------------
License fees and research and development
  revenues..........................................  $   350,000   $        --   $        --   $    350,000
Product sales.......................................        1,636       108,399        22,633        339,810
  Cost of product sales.............................       (1,405)   (2,675,098)   (1,310,360)    (6,760,390)
                                                      -----------   -----------   -----------   ------------
  Gross margin on product sales.....................          231    (2,566,699)   (1,287,727)    (6,070,580)
                                                      -----------   -----------   -----------   ------------
                                                          350,231    (2,566,699)   (1,287,727)    (6,070,580)
Costs and expenses:
  Research and development
  -- related party (Note 7).........................           --            --            --      1,145,913
  -- other..........................................    4,746,681     4,023,876     4,207,551     34,317,424
Marketing, general and administrative
  -- related party (Note 7).........................       99,931        95,663       149,317      1,338,695
  -- other..........................................    2,513,446     2,902,998     2,973,899     21,841,483
                                                      -----------   -----------   -----------   ------------
Total costs and expenses............................    7,360,058     7,022,537     7,330,767     58,643,515
                                                      -----------   -----------   -----------   ------------
Operating loss......................................   (7,009,827)   (9,589,236)   (8,618,494)   (64,714,095)
Interest income.....................................      378,318       823,422     1,059,173      3,888,138
Interest expense
  -- related parties................................           --            --            --       (264,445)
                                                      -----------   -----------   -----------   ------------
Net loss............................................  $(6,631,509)  $(8,765,814)  $(7,559,321)  $(61,090,402)
                                                      ===========   ===========   ===========   ============
Basic and diluted loss per share....................  $     (0.27)  $     (0.36)  $     (0.33)  $      (4.01)
                                                      ===========   ===========   ===========   ============
Weighted average shares outstanding (basic and
  diluted)..........................................   24,839,403    24,616,762    22,673,126     15,238,489

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       DEFICIT
                                                                           NOTES                     ACCUMULATED
                                                   COMMON STOCK         RECEIVABLE                    DURING THE        TOTAL
                               CONVERTIBLE   ------------------------   FROM COMMON     UNEARNED     DEVELOPMENT    STOCKHOLDERS'
                               DEBENTURES      SHARES       AMOUNT      STOCK SALES   COMPENSATION      STAGE          EQUITY
                               -----------   ----------   -----------   -----------   ------------   ------------   -------------
Issuance of common stock:
    For cash ranging from
      $0.02 to $1.89 per
      share, inception to
      November 1992..........  $        --    8,421,750   $11,257,075    $      --     $      --     $         --   $ 11,257,075
    For cash in public
      offerings for $5.25 and
      $7.00 per share, June
      1993 to December
      1994...................           --    5,461,700    30,257,263           --            --               --     30,257,263
    For promissory notes
      ranging from $0.89 to
      $1.89 per share,
      February 1990 to
      January 1993...........           --      135,450       169,675     (169,675)           --               --             --
    For exchange of debt
      ranging from $1.22 to
      $1.89 per share, May
      1991 to July 1992......           --    3,079,305     4,438,934           --            --               --      4,438,934
  Exercise of stock options
    ranging from $0.89 to
    $1.89 per share, May 1994
    to October 1995..........           --      104,600       121,105           --            --               --        121,105
  Payments received on
    promissory notes.........           --           --            --       57,425            --               --         57,425
  Shares granted under
    Restricted Stock Award
    Plan (Note 4)............           --       99,750       993,750           --      (993,750)              --             --
  Shares canceled under
    Restricted Stock Award
    Plan (Note 4)............           --      (12,000)      (96,000)          --        96,000               --             --
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --      (195,750)          --       555,750               --        360,000
  Cancellation of promissory
    note.....................           --      (21,375)      (40,375)      40,375            --               --             --
  Sale of convertible
    debentures for cash,
    November 1995............    9,834,500           --            --           --            --               --      9,834,500
  Interest payable on
    convertible debentures...       89,573           --            --           --            --          (89,573)            --
  Net loss, inception to
    December 31, 1995........           --           --            --           --            --      (38,133,758)   (38,133,758)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1995.......................    9,924,073   17,269,180    46,905,677      (71,875)     (342,000)     (38,223,331)    18,192,544
  Issuance of common stock:
    For cash at $6.31 per
      share, May 1996........           --    1,584,158     9,365,217           --            --               --      9,365,217
  Exercise of stock options
    ranging from $1.22 to
    $5.00 per share, June
    1996.....................           --        4,000        12,441           --            --               --         12,441
  Conversion of debentures
    into common stock........   (9,240,423)   5,394,992     9,240,423           --            --               --             --
  Interest payable on
    convertible debentures...      225,548           --            --           --            --         (225,548)            --
  Shares granted under
    Restricted Stock Award
    Plan.....................           --       29,750       185,922           --      (185,922)              --             --
  Shares canceled under
    Restricted Stock Award
    Plan.....................           --       (6,000)      (48,000)          --        48,000               --             --
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --            --           --       151,467               --        151,467
  Grant of Compensatory Stock
    Options..................           --           --        14,063           --            --               --         14,063
  Net loss and comprehensive
    loss.....................           --           --            --           --            --       (7,559,321)    (7,559,321)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1996.......................      909,198   24,276,080    65,675,743      (71,875)     (328,455)     (46,008,200)    20,176,411
  Conversion of debentures
    into common stock........     (930,635)     518,683       930,635           --            --               --             --
  Interest payable on
    convertible debentures...       21,437           --            --           --            --          (21,437)            --
  Shares granted under
    Restricted Stock Award
    Plan.....................           --       14,250        29,783           --       (29,783)              --             --
  Shares canceled under
    Restricted Stock Award
    Plan.....................           --      (18,000)     (116,813)          --       116,813               --             --
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --            --           --       116,543               --        116,543
  Forgiveness of promissory
    notes....................           --           --            --       35,937            --               --         35,937
  Net loss and comprehensive
    loss.....................           --           --            --           --            --       (8,765,814)    (8,765,814)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1997.......................           --   24,791,013    66,519,348      (35,938)     (124,882)     (54,795,451)    11,563,077
  Exercise of stock options
    at $0.89 per share,
    January 1998.............           --       11,250        10,012           --            --               --         10,012
  Shares granted under
    Restricted Stock Award
    Plan.....................           --       60,000        63,780           --       (63,780)              --             --
  Compensation under
    Restricted Stock Award
    Plan.....................           --           --            --           --        72,822               --         72,822
  Payments received on
    promissory notes.........           --           --            --        2,000            --               --          2,000
  Forgiveness of promissory
    notes....................           --           --            --       33,938            --               --         33,938
  Net loss and comprehensive
    loss.....................           --           --            --           --            --       (6,631,509)    (6,631,509)
                               -----------   ----------   -----------    ---------     ---------     ------------   ------------
Balance at December 31,
  1998.......................  $        --   24,862,263   $66,593,140    $      --     $(115,840)    $(61,426,960)  $  5,050,340
                               ===========   ==========   ===========    =========     =========     ============   ============

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                         PERIOD FROM
                                                                                                        JULY 17, 1989
                                                                                                          (DATE OF
                                                                     YEARS ENDED DECEMBER 31,           INCEPTION) TO
                                                              ---------------------------------------   DECEMBER 31,
                                                                 1998          1997          1996           1998
                                                              -----------   -----------   -----------   -------------
OPERATING ACTIVITIES:
Net loss....................................................  $(6,631,509)  $(8,765,814)  $(7,559,321)  $(61,090,402)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      467,191       519,212       547,530      3,415,802
  Amortization of unearned stock compensation...............       72,822       116,543       151,467        700,832
  Grant of compensatory stock options.......................           --            --        14,063         14,063
  Forgiveness of promissory notes...........................       33,938        35,937            --         69,875
  Loss on disposal of equipment.............................           --        28,679         7,390         67,270
  Deferred rental expense...................................       (2,112)         (845)       (4,099)            --
  Accretion of discount on marketable securities............           --            --            --       (187,407)
  Changes in operating assets and liabilities:
    Trade accounts receivable...............................          116         3,359         4,550             --
    Inventories.............................................      238,549      (190,879)      153,609        (52,729)
    Prepaid expenses and other assets.......................       98,060        28,663       (37,005)       (51,724)
    Accounts payable........................................     (140,141)       50,319      (162,524)        79,089
    Accrued royalties -- related party......................           --            --       (30,000)        30,000
    Deferred revenue........................................       50,000            --            --         50,000
    Other accrued expenses..................................     (117,145)      (66,809)        5,540        284,835
                                                              -----------   -----------   -----------   ------------
Net cash used in operating activities.......................   (5,930,231)   (8,241,635)   (6,908,800)   (56,670,496)

INVESTING ACTIVITIES:
Purchases of equipment and improvements.....................      (38,783)     (279,922)     (157,583)    (4,073,877)
Purchase of marketable securities...........................           --            --            --    (11,512,296)
Purchase of license agreement...............................           --            --            --       (250,000)
Proceeds from marketable securities.........................           --            --            --     11,700,000
Changes in other assets.....................................           --            --            --       (140,501)
                                                              -----------   -----------   -----------   ------------
Net cash used in investing activities.......................      (38,783)     (279,922)     (157,583)    (4,276,674)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties......           --            --            --      5,430,000
Issuance of convertible debentures, net of issuance costs...           --            --            --      9,834,500
Payments on notes payable to related parties................           --            --            --     (1,150,000)
Payments received on promissory notes.......................        2,000            --            --         59,425
Issuance of common stock upon exercise of stock options.....       10,012            --        12,441        143,558
Issuance of common stock, net of issuance costs.............           --            --     9,365,217     50,879,555
                                                              -----------   -----------   -----------   ------------
Net cash provided by financing activities...................       12,012            --     9,377,658     65,197,038
                                                              -----------   -----------   -----------   ------------
(Decrease) increase in cash and cash equivalents............   (5,957,002)   (8,521,557)    2,311,275      4,249,868
Cash and cash equivalents at beginning of period............   10,206,870    18,728,427    16,417,152             --
                                                              -----------   -----------   -----------   ------------
Cash and cash equivalents at end of period..................  $ 4,249,868   $10,206,870   $18,728,427   $  4,249,868
                                                              ===========   ===========   ===========   ============

See accompanying notes.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     AER Energy Resources, Inc. (the "Company") was incorporated on July 17, 1989 and has been engaged in the development and commercialization of high energy density, zinc-air batteries. The Company's operations, until recently, were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, recruiting personnel, and similar activities. The Company began selling its first product in August 1994, but sales from products have been minimal.

     In 1998, the Company changed its focus to research and product development of zinc-air technology and commercialization of primary (disposable) rather than rechargeable batteries through alliances with large established battery and original equipment manufacturers ("OEMs"). As discussed in Note 8, an agreement with Duracell Inc., supporting this new focus, was executed in 1998.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its change in focus during the past year. Such estimates contemplate the Company entering into agreements, similar to the 1998 agreement with Duracell, throughout the remaining life of the Company's fixed assets. If the Company is unable to enter into such agreements or if it is unable to perform as anticipated, a writedown of such assets to fair value may be required. During the years ended December 31, 1997 and 1996, the Company recorded write-offs of obsolete equipment with a net book value of $28,679 and $7,890, respectively, as part of marketing, general and administrative expenses.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 1998 and 1997, the Company maintained approximately 76% and 97%, respectively, of its cash and cash equivalents (short duration, high-rated corporate debt securities) under the management of a high credit quality, third party financial institution custodian.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

INVENTORIES

     Inventories are valued at lower of cost or market, using the first-in, first-out (FIFO) method.

EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements are stated at cost. Depreciation of equipment and improvements is computed using the straight-line method over their estimated useful lives. Certain equipment is used to advance the development of production processes, refine product designs for production and produce batteries for laboratory and field testing. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms.

REVENUE RECOGNITION

     Revenues from product sales are recognized when the products are shipped. License fee revenues are recognized over the period earned and research and development revenues are recognized over the period the services are performed.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     As of December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this Statement did not have any effect on the Company's financial position or results of operations.

     As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Because the Company does not have any derivative instruments or hedging activities, the adoption of the new Statement did not have an impact on the financial position or results of operations of the Company.

2. INVENTORIES

     Inventories are summarized below.

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Raw material................................................  $ 52,729   $233,997
Work in progress............................................         -     34,818
Finished goods..............................................         -     22,463
                                                              --------   --------
                                                              $ 52,729   $291,278
                                                              ========   ========

3. LEASES

     The Company leases office and manufacturing space under operating leases that expire in 2001. Rent expense under the operating leases for the years ended December 31, 1998, 1997, and 1996 and for the period from inception to December 31, 1998 was $221,899, $213,431, $201,253, and $1,265,084, respectively. Future minimum lease payments by year and in the aggregate under the operating leases consist of the following at December 31, 1998:

Year ended December 31,
1999........................................................  $187,277
2000........................................................   159,931
2001........................................................   124,555
                                                              --------
                                                              $471,763
                                                              ========

4. 1993 NON-EMPLOYEE DIRECTORS' RESTRICTED STOCK AWARD PLAN

     The Company's 1993 Non-Employee Directors' Restricted Stock Award Plan provides for the grant of up to an aggregate of 240,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company. In general, the plan provides for awards of 15,000 shares of common stock to each non-employee director, with 3,000 shares vesting after each year of his or her service as a director. As of December 31, 1998, the Company issued 167,750 shares of the Company's common stock pursuant to this plan.

     The weighted-average fair values of restricted shares granted for the years ending December 31, 1998, 1997 and 1996 were $1.06, $2.09 and $6.25, respectively.

5. STOCKHOLDERS' EQUITY

     On May 20, 1996, the Company issued 1,584,158 shares of its common stock, and warrants to purchase an additional 835,000 shares, in a private placement at an aggregate purchase price of $10,000,000, as discussed in Note 10.

     On November 29, 1995, the Company reserved 225,590 shares of common stock for issuance in connection with a warrant delivered to the placement agent of $10,675,000 principal amount of 8% convertible subordinated debentures, as discussed in Note 11. The warrants expired unexercised in 1998.

     During the period from inception to December 31, 1994, the Company issued shares of stock to officers and employees of the Company in exchange for notes receivable. These notes were secured by the shares of common stock issued and bear interest at 10%. The notes required payments of interest only through 1993. In December 1994, the notes

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

were amended to include full recourse against the borrowers in the event of nonpayment with principal and accrued interest payable in equal annual installments in 1997 and 1998. The amended notes also included a forgiveness provision for the entire indebtedness contingent on the continued employment of the makers of the notes. Pursuant to the forgiveness provision, $33,938 and $35,937 of outstanding principal were forgiven and recorded as compensation expense in the Statement of Operations on December 1, 1998 and 1997, respectively.

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

     At December 31, 1998, the Company had reserved 2,605,750 shares of common stock for the future issuance of restricted stock awards and the future exercise of stock options and warrants.

6. STOCK OPTIONS

     Under a stock option agreement with a member of the Board of Directors, the Company granted the Director an option to acquire 25,000 shares of the Company's common stock at an exercise price of $2.125 per share. The option is 100% vested and expires in 2004.

     During 1992, the Company adopted the 1992 Stock Option Plan whereby options may be granted to key employees to purchase shares of common stock at prices not less than the fair value of the shares on the date of the grant for incentive stock options and not less than 50% of the fair value of the shares on the date of the grant for non-qualified stock options. Options become vested 20% per year not earlier than 12 months from the date of the grant and are exercisable for a period of ten years from the grant date. On May 9, 1996, the Company amended the 1992 Stock Option Plan to increase the number of shares reserved for future issuance to 1,500,000.

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

     Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rate of 5.4% and 5.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 82% and 91%; and a weighted-average expected life of the option of five years. No employee stock options were granted during the year ended December 31, 1998.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year 1999. The Company's pro forma information follows (in thousands except for loss per share information):

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
Pro forma net loss..........................................  $(6,751)    $(9,428)    $(7,996)
Pro forma net loss per share:
  Basic and diluted.........................................  $ (0.27)    $ (0.38)    $ (0.35)

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of option activity related to the 1992 Stock Option Plan follows:

                                                                             WEIGHTED
                                                               OPTION    AVERAGE EXERCISE
                                                               SHARES    PRICE PER SHARE
                                                              --------   ----------------
Outstanding at December 31, 1995............................   867,625        $5.93
  Granted...................................................    85,000         4.83
  Canceled..................................................   (50,000)        6.04
  Exercised.................................................    (2,000)        5.00
                                                              --------        -----
Outstanding at December 31, 1996(1).........................   900,625         3.37
  Granted...................................................    60,000         2.38
  Canceled..................................................   (59,000)        4.39
                                                              --------        -----
  Outstanding at December 31, 1997..........................   901,625         3.26
  Canceled..................................................  (236,000)        3.42
                                                              --------        -----
Outstanding at December 31, 1998............................   665,625        $3.21
                                                              ========        =====
Outstanding at December 31, 1998:
  Exercise price ranging from $1.89 to $3.19 with a
     weighted-average remaining contractual life of 5.9
     years..................................................   627,625        $3.10
  Exercise price ranging from $3.20 to $6.19 with a
     weighted-average remaining contractual life of 7.3
     years..................................................    38,000         5.03
                                                              --------        -----
                                                               665,625        $3.21
                                                              ========        =====
Options exercisable at December 31, 1998:
  Exercise price ranging from $1.88 to $3.19................   434,625        $3.08
  Exercise price ranging from $3.20 to $6.19................    16,000         5.02
                                                              --------        -----
                                                               450,625        $3.15
                                                              ========        =====
Options exercisable at December 31, 1997:
  Exercise price ranging from $1.88 to $3.19................   391,100        $3.10
  Exercise price ranging from $3.20 to $6.19................    18,000         4.90
                                                              --------        -----
                                                               409,100        $3.18
                                                              ========        =====
Options exercisable at December 31, 1996(1):
  Exercise price ranging from $1.89 to $2.19(2).............    19,575        $1.89
  Exercise price ranging from $2.20 to $6.19................   222,000         3.25
                                                              --------        -----
                                                               241,575        $3.14
                                                              ========        =====

---------------

(1) Exercise price reflects repricing to $3.19 per share on March 22, 1996.
(2) $2.19 reflects the market price for the Company's common stock at December 31, 1996.

     The weighted-average fair values of options granted during 1997 and 1996 were $1.49 and $3.51, respectively.

     Prior to adoption of the 1992 Stock Option Plan, the Company entered into stock option agreements with key employees to purchase common stock of the Company. Options granted under these stock option agreements were immediately 100% vested and expire in 1999. A summary of option activity related to these agreements follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                 OPTION       PRICE PER
                                                                 SHARES         SHARE
                                                              -------------   ---------
Outstanding at December 31, 1995............................     214,000        $ .91
  Exercised.................................................      (2,000)        1.22
                                                                 -------        -----
Outstanding at December 31, 1996 and 1997...................     212,000          .90
  Canceled..................................................      (9,500)        1.22
  Exercised.................................................     (11,250)         .89
                                                                 -------        -----
Outstanding at December 31, 1998............................     191,250        $ .89
                                                                 =======        =====
Options exercisable at December 31, 1998....................     191,250        $ .89
                                                                 =======        =====

7. RELATED PARTY TRANSACTIONS

     The Company has a license agreement with Dreisbach Electromotive, Inc. ("DEMI"). Certain of the beneficiaries of this license agreement are also shareholders of the Company. Under DEMI's agreement, the Company has an

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

exclusive license to use the patent rights for the purpose of manufacturing and marketing certain batteries and other products employing similar technology. In addition, the Company agreed to pay DEMI royalties, beginning in 1991, of 4% of net sales subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the agreement. The applicable percentage of royalties is currently 4% of net sales. The Company recorded royalty expense related to the DEMI license for the years ended December 31, 1998, 1997, and 1996 and for the period from inception to December 31, 1998 of $100,000, $100,000, $150,000, and $1,350,000, respectively. Minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Actual royalties due as a percentage of sales are included in the cost of sales. As of December 31, 1998 and 1997, $30,000 of these royalty payments remained unpaid. The minimum royalty payments remaining to be paid total $50,000 and are due in the year ending December 31, 1999.

     The Company recorded research and development expenses as a part of the agreement for the period from inception to December 31, 1998 of approximately $1,146,000, all of which were recorded prior to 1993. No additional amounts of research and development expenses were required under the agreement after 1992.

8. LICENSE AND RESEARCH AND DEVELOPMENT AGREEMENTS

     On September 24, 1998, the Company executed its Technology Licenses and Services Agreement (TLAS Agreement) with Duracell Inc., a subsidiary of the Gillette Company. Under the terms of the TLAS Agreement, the Company agrees to license certain of its zinc-air battery technology to Duracell. In addition, Duracell is funding certain joint product development projects with the Company. Under the agreement, Duracell will own technology developed under the projects it funds which the Company will have rights to utilize. Duracell also has options to obtain certain other license rights. The Company's license fee and research and development revenues reflected in the Statements of Operations and deferred revenues reflected in the Balance Sheets relate to the TLAS Agreement.

     On May 12, 1993, the Company executed an agreement with Westinghouse Electric Corporation ("Westinghouse") whereby the Company obtained exclusive license and sublicense rights to use Westinghouse's air electrode technology for portable computer products and non-exclusive license and sublicense rights for all other portable products. The agreement entitles the Company to improvements developed or acquired by Westinghouse prior to May 1, 1995. Pursuant to the agreement, the Company paid an initial license fee of $250,000 and pays 1% of revenues up to $300,000 followed by 0.5% of revenues up to $350,000, at which time no further royalties for product sales will be due. In addition, for ten years the Company will pay Westinghouse the greater of (i) 50% of any sublicense fees it receives if it sublicenses the technology licensed from Westinghouse, or
(ii) 0.5% of sublicensee product sales. The Company purchased specific production equipment for $325,000 from Westinghouse. The agreement also includes certain provisions requiring additional payments to Westinghouse if the Company sublicenses the technology. Currently, the Company is not using technology obtained from Westinghouse in its primary batteries.

9. INCOME TAXES

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                                                       PERIOD FROM JULY,
                                                                                         1989 (DATE OF
                                                    YEARS ENDED DECEMBER 31,             INCEPTION) TO
                                             ---------------------------------------     DECEMBER 31,
                                                1998          1997          1996             1998
                                             -----------   -----------   -----------   -----------------
Tax at statutory rate......................  $(2,254,713)  $(2,978,246)  $(2,570,161)    $(20,768,597)
Research and development credits...........     (112,687)      (43,402)      (80,319)      (1,296,106)
Other......................................        8,153         5,217         4,329           37,152
Valuation reserve..........................    2,359,247     3,016,431     2,646,151       22,027,551
                                             -----------   -----------   -----------     ------------
                                             $        --   $        --   $        --     $         --
                                             ===========   ===========   ===========     ============

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $18,587,479   $16,015,904
  Depreciation..............................................      176,272       144,103
  Start-up costs............................................    1,861,777     2,192,760
  Research and development credits..........................    1,296,106     1,183,419
  Warranty reserve..........................................       25,978        39,100
  License agreement.........................................       54,439        64,118
  Inventory obsolescence....................................       25,500        28,900
                                                              -----------   -----------
  Gross deferred assets.....................................   22,027,551    19,668,304
  Valuation allowance.......................................   22,027,551    19,668,304
                                                              -----------   -----------
Net deferred tax assets.....................................  $        --   $        --
                                                              ===========   ===========

     At December 31, 1998, the Company had available net operating loss carryforwards for income tax purposes of approximately $54.7 million and research and development credit carryforwards of approximately $1.3 million. These carryforward items will both begin to expire in 2004. Both of these carryforward items are subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss and credit carryforwards available to the Company in the future.

10. PROCEEDS FROM THE SALE OF COMMON STOCK

     On May 20, 1996, in a private placement at an aggregate purchase price of $10,000,000, the Company issued 1,584,158 shares of its common stock and warrants to purchase 835,000 additional shares. The transaction generated proceeds of $9.4 million, net of expenses. The warrants have an exercise price of $6.3125 per share and expire in 2001. The value of the warrants is included in common stock on the balance sheet.

     On November 9, 1994, the Company closed a public offering of 2.5 million shares of its common stock, generating proceeds of $12.3 million, net of underwriting discounts and commissions but before deducting expenses. On December 7, 1994, 150,000 additional shares of common stock were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $736,500, net of underwriting discounts and commissions.

     On July 9, 1993, the Company closed an initial public offering of 2.5 million shares of its common stock, generating proceeds of $16.3 million, net of underwriting discounts and commissions but before deducting expenses. On August 6, 1993, 311,700 additional shares of common stock were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $2.0 million, net of underwriting discounts and commissions.

     The net proceeds from the common stock sales have been and continue to be used to fund capital equipment purchases, research and development efforts, sales and marketing activities, working capital and general corporate purposes at the Company's discretion.

11. PROCEEDS FROM THE SALE OF CONVERTIBLE DEBENTURES

     On November 29, 1995, the Company issued $10,675,000 principal amount of 8% convertible subordinated debentures due November 17, 1997. Through November 17, 1997, a holder of a debenture could have elected to convert the debenture into common stock of the Company at a conversion price equal to the lesser of $3.60 per share or a percentage ranging from 85% to 100% of the average closing bid price for the five trading days immediately prior to the conversion. In connection with the transaction, the Company paid to a placement agent $840,500 in fees and delivered warrants to purchase 225,590 shares of the Company's common stock at an exercise price of $4.32 per share. The warrants expired in 1998. During 1996, $9,775,000 in principal plus accrued interest converted into 5,394,992 shares of common stock at an average conversion price of $1.86 per share. During 1997, the remaining $900,000 in principal plus accrued interest converted into 518,683 shares of common stock at an average conversion price of $1.93 per share. Assuming the 1997 debenture conversions occurred at January 1, 1997, net loss per share for the year ended December 31, 1997 was $(0.35).

12. DEFINED CONTRIBUTION BENEFIT PLAN

     Effective February 1, 1993, the Company adopted the AER Energy Resources 401(k) Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company as of February 1, 1993 were eligible to participate in the plan. Employees hired after February 1, 1993 who have completed six

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

months of service with the Company may participate in the plan. Participants may contribute up to 15% of their base salary to the plan and any employer matching contribution is discretionary. There was no employer matching contribution during the years ended December 31, 1998, 1997 or 1996.