Form 10-Q
period 1999-03-31
AER ENERGY RESOURCES INC /GA
filed 1999-05-12
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                              --------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number                     0-21926
                      ----------------------------------------------------------

                           AER ENERGY RESOURCES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                                34-1621925
-------------------------------                                 -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification No.)

4600 Highlands Parkway, Suite G, Smyrna, Georgia                    30082
------------------------------------------------                  ---------
(Address of principal executive offices)                          (Zip Code)

                                 (770) 433-2127
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

There were 24,862,263 shares of Common Stock outstanding as of May 11, 1999.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                                   Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Balance Sheets - March 31, 1999 and December 31, 1998.                                         3

           Condensed Statements of Operations - Three Months Ended March 31,                                        4
                  1999 and 1998, and Period From July 17, 1989 (Date of Inception)
                  to March 31, 1999.

           Condensed Statements of Cash Flows - Three Months Ended March 31,                                        5
                  1999 and 1998 and Period From July 17, 1989 (Date of Inception)
                  to March 31, 1999.

           Notes to Condensed Financial Statements                                                                  6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          7
           RESULTS OF OPERATIONS


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               11

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        12

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                             MARCH 31,         DECEMBER 31,
                                                                               1999                1998
                                                                            ------------       ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $    977,202       $  4,249,868
   Short-term investments                                                      3,256,117                 --
   Inventories, net                                                               56,430             52,729
   Prepaid expenses and other current assets                                     101,673             51,414
                                                                            ------------       ------------
Total current assets                                                           4,391,422          4,354,011

Equipment and improvements                                                     3,984,499          3,970,689
   Less accumulated depreciation                                              (3,120,641)        (3,006,211)
                                                                            ------------       ------------
                                                                                 863,858            964,478
Other assets                                                                      16,841             16,841
                                                                            ------------       ------------
TOTAL ASSETS                                                                $  5,272,121       $  5,335,330
                                                                            ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $     86,019       $     79,089
   Accrued royalties - related party                                              34,993             30,000
   Deferred revenue                                                              431,250             50,000
   Other accrued expenses                                                        189,608            125,901
                                                                            ------------       ------------
Total current liabilities                                                        741,870            284,990
Long-term liabilities - Deferred revenue                                         610,938                 --
Stockholders' equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                --                 --
   Common stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding -
         24,862,263 shares at March 31, 1999 and December 31, 1998            66,593,140         66,593,140
   Unearned stock compensation                                                  (106,306)          (115,840)
   Deficit accumulated during the development stage                          (62,567,521)       (61,426,960)
                                                                            ------------       ------------
Total stockholders' equity                                                     3,919,313          5,050,340
                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  5,272,121       $  5,335,330
                                                                            ============       ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                PERIOD FROM
                                                                                                JULY 17,1989
                                                                                                  (DATE OF
                                                                   THREE MONTHS ENDED           INCEPTION) TO
                                                                        MARCH 31,                  MARCH 31,
                                                                 1999              1998             1999
                                                             -----------       -----------       ------------
License fees and research and development revenues           $   482,813       $        --       $    832,813

Product sales                                                         --                --            339,810
   Cost of product sales                                              --                --         (6,760,390)
                                                             -----------       -----------       ------------
   Gross margin on product sales                                      --                --         (6,420,580)
                                                             -----------       -----------       ------------
                                                                 482,813                --         (5,587,767)
                                                             -----------       -----------       ------------
Costs and expenses:
   Research and development
   - related party                                                    --                --          1,145,913
   - other                                                     1,009,503         1,503,914         35,326,927
   Marketing, general and administrative
   - related party                                                25,000            25,000          1,363,695
   - other                                                       644,310           706,482         22,485,793
                                                             -----------       -----------       ------------
Total costs and expenses                                       1,678,813         2,235,396         60,322,328
                                                             -----------       -----------       ------------
Operating loss                                                (1,196,000)       (2,235,396)       (65,910,095)
Interest income                                                   55,439           127,864          3,943,577
Interest expense
   - related parties                                                  --                --           (264,445)
                                                             -----------       -----------       ------------
Net loss                                                     $(1,140,561)      $(2,107,532)      $(62,230,963)
                                                             ===========       ===========       ============
Basic and diluted loss per share                             $     (0.05)      $     (0.09)      $      (4.02)
                                                             ===========       ===========       ============
Weighted average shares outstanding (basic and diluted)       24,862,263        24,798,976         15,483,221


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          PERIOD FROM
                                                                                                         JULY 17,1989
                                                                                                           (DATE OF
                                                                          THREE MONTHS ENDED             INCEPTION) TO
                                                                               MARCH 31,                    MARCH 31,
                                                                        1999               1998               1999
                                                                    ------------       ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                            $ (1,140,561)      $ (2,107,532)      $(62,230,963)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                         114,430            119,139          3,530,232
   Amortization of unearned stock compensation                             9,534             30,345            710,366
   Grant of compensatory stock options                                        --                 --             14,063
   Forgiveness of promissory notes                                            --                 --             69,875
   Loss on disposal of equipment                                              --                 --             67,270
   Deferred rental expense                                                    --                165                 --
   Accretion of discount on short-term investments
      and marketable securities                                          (31,969)                --           (219,376)
   Net changes in operating assets and liabilities                     1,013,858            (78,059)         1,353,329
                                                                    ------------       ------------       ------------
Net cash used in operating activities                                    (34,708)        (2,035,942)       (56,705,204)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                  (13,810)            (6,531)        (4,087,687)
Purchases of short-term investments and marketable securities         (3,224,148)                --        (14,736,444)
Purchase of license agreement                                                 --                 --           (250,000)
Proceeds from short-term investments and marketable securities                --                 --         11,700,000
Changes in other assets                                                       --                 --           (140,501)
                                                                    ------------       ------------       ------------
Net cash used in investing activities                                 (3,237,958)            (6,531)        (7,514,632)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                        --                 --          5,430,000
Issuance of convertible debentures, net of issuance costs                     --                 --          9,834,500
Payments on notes payable to related parties                                  --                 --         (1,150,000)
Payments received on promissory notes                                         --              2,000             59,425
Issuance of common stock upon exercise of stock options                       --             10,012            143,558
Issuance of common stock, net of issuance costs                               --                 --         50,879,555
                                                                    ------------       ------------       ------------
Net cash provided by financing activities                                     --             12,012         65,197,038
                                                                    ------------       ------------       ------------
(Decrease) increase in cash and cash equivalents                      (3,272,666)        (2,030,461)           977,202
Cash and cash equivalents at beginning of period                       4,249,868         10,206,870                 --
                                                                    ------------       ------------       ------------
Cash and cash equivalents at end of period                          $    977,202       $  8,176,409       $    977,202
                                                                    ============       ============       ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any interim period.


2.       SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Short-term Investments

         The Company's short-term investments consist of highly liquid commercial paper with initial maturities of less than one year and are stated at amortized cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at March 31, 1999 and December 31, 1998 of $56,430 and $52,729, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its change in focus during 1998. Such estimates contemplate the Company entering into agreements, similar to its 1998 agreement with Duracell Inc., throughout the remaining life of the Company's fixed assets. If the Company is unable to enter into such agreements or if it is unable to perform as anticipated, a writedown of such assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the three-month periods ended March 31, 1999 or 1998.


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

         In 1998, the Company changed its focus to research and product development of zinc-air technology and commercialization of primary (disposable) rather than rechargeable batteries through alliances with large established battery and original equipment manufacturers ("OEMs"). This change allows AER Energy to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The Company has ceased marketing its rechargeable battery products and canceled all related outstanding orders.

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

         Throughout 1999, the Company plans to work with Duracell under the TLAS Agreement, seek additional license agreements for its patented zinc-air technology with other companies, and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

         The Company generated $0.48 million of license fees and research and development revenues under the TLAS Agreement with Duracell during the first three months ended March 31, 1999. There was no revenue during the same period in 1998.

         Research and development expenses decreased 33% to $1.01 million for the three months ended March 31, 1999 from $1.50 million for the same period in 1998. This decrease resulted primarily from reduced personnel-related expenses due to approximately 43% fewer employees than the same period in 1998.

         Marketing, general and administrative expenses decreased 8% to $0.67 million for the three months ended March 31, 1999 from $0.73 million for the same period in 1998. This decrease resulted from lower personnel-related expenses due to employee reductions and decreases in trade show activities from the same period in 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of March 31, 1999, the Company had cash and cash equivalents of $0.98 million and short-term investments of $3.26 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         Net cash used in operating activities decreased to $0.03 million for the three months ended March 31, 1999 from $2.04 million for the same period in 1998 due primarily to the nearly $1 million decrease in net loss from 1998 and the license fees received from Duracell under the TLAS Agreement.

         For the three months ended March 31, 1999, net cash used in investing activities increased to $3.24 million from $0.01 million for the same period in 1998. This increase is due to the purchase of $3.22 million of short-term commercial paper.

         No cash was provided by financing activities during the three months ended March 31, 1999. Financing activities provided $0.01 million to the Company for the three months ended March 31, 1998 due primarily to the proceeds received from the exercise of stock options.

         The Company currently anticipates that its existing cash and short-term investment balances, along with cash to be received during the remainder of 1999 under the TLAS Agreement, will fund operations and continue technology development at the current level of activity through the end of 1999 and into early 2000. However, it may be necessary for the Company to increase its research and product development expenses as it continues to work to improve its primary zinc-air technology and to explore markets for that technology. It may also be necessary for the Company to expend greater than expected funds on its facilities to produce prototypes of its primary zinc-air battery products. The Company will eventually need cash beyond its current level, and depending on the Company's results of operations, the Company may find it necessary to obtain additional equity on an accelerated basis or in amounts greater than currently anticipated. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company. To date, both costs and development times have substantially exceeded the Company's forecasts. The Company has also encountered greater difficulty in commercializing its technology than originally expected. In addition, the battery business is a chemical processing business, and, as such, the Company will require specialized equipment to develop its zinc-air batteries. Future equipment additions could exceed current Company estimates.

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

         On March 30, 1999, the common stock of the Company ceased trading on the Nasdaq SmallCap Market, moving to over-the-counter stock trading on the OTC Bulletin Board.


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

         The Company has determined that its major operational and accounting programs that control its purchasing, inventory, billing, accounts payable and general accounting systems are designed to be Year 2000 compliant, and the Company has received outside certification of this compliance. In addition to its operational programs, the Company has several software programs that test product performance and quality. These programs have been tested internally as Year 2000 compliant, and the Company does not anticipate any material modifications. The Company did determine that its network server was not Year 2000 compliant and has already ordered and received the required upgrades that will be installed internally. Most of the Company's user workstations are Year 2000 compliant with the remaining scheduled to be upgraded by July 31, 1999 at a total cost of approximately $4,000 to $5,000.

         Currently the Company has no critical interfacing systems to third parties. It is very difficult to predict the Year 2000 impact on third parties with which the Company has business transactions, and while the Company does not anticipate any significant problems, there can be no assurance that problems will not occur or not have a material adverse effect on the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company has invested a portion of its cash and cash equivalents and all of its short-term investments in highly liquid financial instruments. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company has no transactions which qualify for treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".


AER Energy is a trademark of AER Energy Resources, Inc.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
     27           Financial Data Schedule (for SEC use only).


         (B)      REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended March 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AER ENERGY RESOURCES, INC.


Date:    May 11, 1999               By:      /s/      David W. Dorheim
                                        ----------------------------------------
                                             David W. Dorheim, President and
                                             Chief Executive Officer


Date:    May 11, 1999               By:      /s/      J.T. Moore
                                        ----------------------------------------
                                             J.T. Moore, Vice President,
                                             Chief Financial Officer, Secretary
                                             and Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)