Form 10-Q
period 1999-06-30
AER ENERGY RESOURCES INC /GA
filed 1999-08-10
CIK 863872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                               -----------------------------------------------

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number                     0-21926
                      ---------------------------------------------------------

                           AER ENERGY RESOURCES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                    34-1621925
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

 4600 Highlands Parkway, Suite G, Smyrna, Georgia              30082
-------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                 (770) 433-2127
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                         Yes     X         No
                             --------         -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 24,850,263 shares of Common Stock outstanding as of August 9, 1999.

                           AER ENERGY RESOURCES, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


           Condensed Balance Sheets - June 30, 1999 and December 31, 1998.                                          3

           Condensed Statements of Operations - Three Months Ended June 30,                                         4
                  1999 and 1998, Six Months Ended June 30, 1999 and 1998, and Period
                  From July 17, 1989 (Date of Inception) to June 30, 1999.

           Condensed Statements of Cash Flows - Six Months Ended June 30,                                           5
                  1999 and 1998 and Period From July 17, 1989 (Date of Inception)
                  to June 30, 1999.

           Notes to Condensed Financial Statements                                                                  6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          7
           RESULTS OF OPERATIONS


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               11


                          PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     12


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        13

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                           AER Energy Resources, Inc.
                         (a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         1999                 1998
                                                                                    ---------------      -------------
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $  1,073,226       $  4,249,868
   Short-term investments                                                                 2,187,581                 --
   Trade accounts receivable                                                                 15,735                 --
   Inventories, net                                                                          47,891             52,729
   Prepaid expenses and other current assets                                                 89,612             51,414
                                                                                       ------------       ------------
Total current assets                                                                      3,414,045          4,354,011

Equipment and improvements                                                                4,005,744          3,970,689
   Less accumulated depreciation                                                         (3,231,775)        (3,006,211)
                                                                                       ------------       ------------
                                                                                            773,969            964,478
Other assets                                                                                 16,841             16,841
                                                                                       ------------       ------------
TOTAL ASSETS                                                                           $  4,204,855       $  5,335,330
                                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $     53,099       $     79,089
   Accrued royalties - related party                                                         40,000             30,000
   Deferred revenue                                                                         431,250             50,000
   Other accrued expenses                                                                   162,951            125,901
                                                                                       ------------       ------------
Total current liabilities                                                                   687,300            284,990
Long-term liabilities - Deferred revenue                                                    503,125                 --
Stockholders' equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                           --                 --
   Common stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding - 24,850,263 shares
         at June 30, 1999 and 24,862,263 shares at December 31, 1998                     66,580,384         66,593,140
   Unearned stock compensation                                                              (84,282)          (115,840)
   Deficit accumulated during the development stage                                     (63,481,672)       (61,426,960)
                                                                                       ------------       ------------
Total stockholders' equity                                                                3,014,430          5,050,340
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  4,204,855       $  5,335,330
                                                                                       ============       ============

See notes to condensed financial statements.

                           AER Energy Resources, Inc.
                         (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                      PERIOD FROM
                                                                                                                     JULY 17,1989
                                                                                                                       (DATE OF
                                                             THREE MONTHS ENDED           SIX MONTHS ENDED           INCEPTION) TO
                                                                  JUNE 30,                     JUNE 30,                JUNE 30,
                                                             1999          1998           1999           1998            1999
                                                         ------------   ------------   ------------   ------------   ------------
License fees and research and development revenues       $    496,562   $         --   $    979,375   $         --   $  1,329,375

Product sales                                                                                                             338,174
   Cost of product sales                                                                                               (6,758,985)
                                                         ------------   ------------   ------------   ------------   ------------
   Gross margin on product sales                                   --             --             --             --     (6,420,811)
                                                         ------------   ------------   ------------   ------------   ------------
                                                              496,562             --        979,375             --     (5,091,436)
                                                         ------------   ------------   ------------   ------------   ------------
Costs and expenses:
   Research and development
   - related party                                                 --             --             --             --      1,145,913
   - other                                                    979,752      1,156,053      1,989,255      2,659,967     36,306,679
   Marketing, general and administrative
   - related party                                             25,000         24,933         50,000         49,933      1,388,695
   - other                                                    449,308        492,106      1,093,618      1,198,588     22,934,870
                                                         ------------   ------------   ------------   ------------   ------------
Total costs and expenses                                    1,454,060      1,673,092      3,132,873      3,908,488     61,776,157
                                                         ------------   ------------   ------------   ------------   ------------
Operating loss                                               (957,498)    (1,673,092)    (2,153,498)    (3,908,488)   (66,867,593)
Interest income                                                43,347        110,192         98,786        238,056      3,986,924
Interest expense
   - related parties                                               --             --             --             --       (264,445)
                                                         ------------   ------------   ------------   ------------   ------------
Net loss                                                 $   (914,151)  $ (1,562,900)  $ (2,054,712)  $ (3,670,432)  $(63,145,114)
                                                         ============   ============   ============   ============   ============

Net loss per share (basic and diluted)                   $      (0.04)  $      (0.06)  $      (0.08)  $      (0.15)  $      (4.02)
                                                         ============   ============   ============   ============   ============
Weighted average shares outstanding (basic and diluted)    24,851,186     24,833,252     24,855,862     24,816,165     15,717,987

See notes to condensed financial statements.

                         AER Energy Resources, Inc.
                        (a Development Stage Company)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                             PERIOD FROM
                                                                                                            JULY 17,1989
                                                                                                              (DATE OF
                                                                              SIX MONTHS ENDED               INCEPTION) TO
                                                                                   JUNE 30,                     JUNE 30,
                                                                           1999                1998             1999
                                                                        -----------       ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                                $(2,054,712)      $ (3,670,432)      $(63,145,114)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                            225,564            235,793          3,641,366
   Amortization of unearned stock compensation                               18,802             53,753            719,634
   Grant of compensatory stock options                                           --                 --             14,063
   Forgiveness of promissory notes                                               --                 --             69,875
   Loss on disposal of equipment                                                 --                 --             67,270
   Deferred rental expense                                                       --                330                 --
   Accretion of discount on short-term investments
      and marketable securities                                             (46,918)                --           (234,325)
   Net changes in operating assets and liabilities                          856,340            (64,819)         1,195,811
                                                                        -----------       ------------       ------------
Net cash used in operating activities                                    (1,000,924)        (3,445,375)       (57,671,420)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                     (35,055)           (23,689)        (4,108,932)
Purchases of short-term investments and marketable securities            (3,224,148)                --        (14,736,444)
Purchase of license agreement                                                    --                 --           (250,000)
Proceeds from sales/maturities of short-term investments and
     marketable securities                                                1,083,485                 --         12,783,485
Changes in other assets                                                          --                 --           (140,501)
                                                                        -----------       ------------       ------------
Net cash used in investing activities                                    (2,175,718)           (23,689)        (6,452,392)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                           --                 --          5,430,000
Issuance of convertible debentures, net of issuance costs                        --                 --          9,834,500
Payments on notes payable to related parties                                     --                 --         (1,150,000)
Payments received on promissory notes                                            --              2,000             59,425
Issuance of common stock upon exercise of stock options                          --             10,012            143,558
Issuance of common stock, net of issuance costs                                  --                 --         50,879,555
                                                                        -----------       ------------       ------------
Net cash provided by financing activities                                        --             12,012         65,197,038
                                                                        -----------       ------------       ------------
(Decrease) increase in cash and cash equivalents                         (3,176,642)        (3,457,052)         1,073,226
Cash and cash equivalents at beginning of period                          4,249,868         10,206,870                 --
                                                                        -----------       ------------       ------------
Cash and cash equivalents at end of period                              $ 1,073,226       $  6,749,818       $  1,073,226
                                                                        ===========       ============       ============

Supplemental disclosure of non-cash financing activities:
     Upon the resignation of one member of the Company's Board
       of Directors, 12,000 non-vested shares of common stock,
       issued under the 1993 Non-Employee Directors' Restricted
       Stock Award Plan, were forfeited and returned to authorized
       and unissued shares                                              $    12,756       $         --       $     12,756
                                                                        ===========       ============       ============

See notes to condensed financial statements.

                           AER Energy Resources, Inc.
                         (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any interim period.


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

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventory balances at June 30, 1999 and December 31, 1998 of $47,891 and $52,729, respectively, consist entirely of raw materials.

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its change in focus during 1998. Such estimates contemplate the Company entering into agreements, similar to its 1998 agreement with Duracell Inc., throughout the remaining life of the Company's fixed assets. If the Company is unable to enter into such agreements or if it is unable to perform as anticipated, a writedown of such assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the six-month periods ended June 30, 1999 or 1998.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. The Company's operations, until 1998, were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling zinc-air batteries, recruiting personnel, and similar activities. The Company began selling its first product in August 1994, but sales from products have been minimal.

         In 1998, the Company changed its focus to research and product development of zinc-air technology in primary (disposable) rather than rechargeable batteries with plans to commercialize the technology through alliances with large established battery and original equipment manufacturers ("OEMs"). This change allows AER Energy to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The Company has ceased marketing its rechargeable battery products.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

         The Company generated $0.50 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the three months ended June 30, 1999.

         Research and development expenses decreased 16% to $0.98 million for the three months ended June 30, 1999 from $1.16 million for the same period in 1998. This decrease resulted primarily from reduced personnel-related expenses due to approximately 23% fewer employees than the same period in 1998.

         Marketing, general and administrative expenses decreased 10% to $0.47 million for the three months ended June 30, 1999 from $0.52 million for the same period in 1998. This decrease resulted from lower personnel-related expenses due to employee reductions and a decrease in investor relations activities from the same period in 1998.


Six Months Ended June 30, 1999 and 1998

         The Company generated $0.98 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the six months ended June 30, 1999.

         Research and development expenses decreased 25% to $1.99 million for the six months ended June 30, 1999 from $2.66 million for the same period in 1998. This decrease resulted primarily from reduced personnel-related expenses due to fewer employees than the same period in 1998. These employee reductions are associated with the Company's change in focus during 1998.


         Marketing, general and administrative expenses decreased 9% to $1.14 million for the six months ended June 30, 1999 from $1.25 million for the same period in 1998. This decrease resulted from lower personnel-related expenses due to employee reductions and decreases in trade show activities from the same period in 1998.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of June 30, 1999, the Company had cash and cash equivalents of $1.07 million and short-term investments of $2.19 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         Net cash used in operating activities decreased to $1.00 million for the six months ended June 30, 1999 from $3.45 million for the same period in 1998 due primarily to the $1.62 million decrease in net loss from 1998 and the $1.15 million of deferred license fees revenue received from Duracell under the TLAS Agreement.

         For the six months ended June 30, 1999, net cash used in investing activities increased to $2.18 million from $0.02 million for the same period in 1998. This increase is due to investment activities in high-grade, short-term commercial paper.

         No cash was provided by financing activities during the six months ended June 30, 1999. Financing activities provided $0.01 million to the Company for the six months ended June 30, 1998 due primarily to the proceeds received from the exercise of stock options.

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

         The Company has determined that its major operational and accounting programs that control its purchasing, inventory, billing, accounts payable and general accounting systems are designed to be Year 2000 compliant, and the Company has received outside certification of this compliance. In addition to its operational programs, the Company has several software programs that test product performance and quality. These programs have been tested internally as Year 2000 compliant, and the Company does not anticipate any material modifications. The Company has completed the upgrades to its network server and all user workstations, which are now Year 2000 compliant.

         Currently, the Company has no critical interfacing systems to third parties. It is very difficult to predict the Year 2000 impact on third parties with which the Company has business transactions, and while the Company does not anticipate any significant problems, there can be no assurance that problems will not occur or not have a material adverse effect on the Company.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has invested a portion of its cash and cash equivalents and all of its short-term investments in highly liquid financial instruments. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company has no transactions that qualify for treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

                          PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1999 Annual Meeting of Shareholders was held on April 7, 1999. The Company's shareholders voted to elect all six nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement (who are set forth below).

Name of Nominee                      Affirmative Votes             Votes Withheld
-------------------------------- --------------------------- ---------------------------
David G. Brown                           21,511,771                   260,709
-------------------------------- --------------------------- ---------------------------
James W. Dixon                           21,511,771                   260,709
-------------------------------- --------------------------- ---------------------------
David W. Dorheim                         21,508,368                   264,112
-------------------------------- --------------------------- ---------------------------
William L. Jackson                       21,514,471                   258,009
-------------------------------- --------------------------- ---------------------------
Jon A. Lindseth                          21,516,821                   255,659
-------------------------------- --------------------------- ---------------------------
John L. Wilkes                           21,509,171                   263,309
-------------------------------- --------------------------- ---------------------------


AER Energy is a trademark of AER Energy Resources, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

     27           Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended June 30, 1999.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AER ENERGY RESOURCES, INC.


Date:    August 9, 1999             By:  /s/      David W. Dorheim
                                         -------------------------------
                                         David W. Dorheim, President and
                                         Chief Executive Officer


Date:    August 9, 1999             By:  /s/      J.T. Moore
                                         -------------------------------
                                         J.T. Moore, Vice President,
                                         Chief Financial Officer, Secretary
                                         and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)