Form 10-Q
period 1999-09-30
AER ENERGY RESOURCES INC /GA
filed 1999-11-12
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

Commission File Number                     0-21926
                      ---------------------------------------------------------


                           AER ENERGY RESOURCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                            34-1621925
 -------------------------------                             -----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 4600 Highlands Parkway, Suite G, Smyrna, Georgia                  30082
 ------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (770) 433-2127
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

There were 24,850,263 shares of Common Stock outstanding as of November 11, 1999.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX


                                                                                                                  Page
                                                                                                                  ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


           Condensed Balance Sheets - September 30, 1999 and December 31, 1998.                                     3

           Condensed Statements of Operations - Three Months Ended September 30,                                    4
                  1999 and 1998, Nine Months Ended September 30, 1999 and 1998, and Period From
                  July 17, 1989 (Date of Inception) to September 30, 1999.

           Condensed Statements of Cash Flows - Nine Months Ended September 30,                                     5
                  1999 and 1998 and Period From July 17, 1989 (Date of Inception)
                  to September 30, 1999.

           Notes to Condensed Financial Statements                                                                  6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          7
           RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              10


                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        11

                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                            AER ENERGY RESOURCES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEETS




                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           1999               1998
                                                                                       ------------       ------------
                                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $  2,507,731       $  4,249,868
   Trade accounts receivable                                                                  7,835                 --
   Inventories, net                                                                          50,513             52,729
   Prepaid expenses and other current assets                                                 65,473             51,414
                                                                                       ------------       ------------
Total current assets                                                                      2,631,552          4,354,011

Equipment and improvements                                                                4,041,557          3,970,689
   Less accumulated depreciation                                                         (3,338,830)        (3,006,211)
                                                                                       ------------       ------------
                                                                                            702,727            964,478
Other assets                                                                                 11,841             16,841
                                                                                       ------------       ------------
TOTAL ASSETS                                                                           $  3,346,120       $  5,335,330
                                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $     66,345       $     79,089
   Accrued royalties - related party                                                             --             30,000
   Deferred revenue                                                                         432,550             50,000
   Other accrued expenses                                                                   139,439            125,901
                                                                                       ------------       ------------
Total current liabilities                                                                   638,334            284,990
Long-term liabilities - deferred revenue                                                    395,313                 --
Stockholders' equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                           --                 --
   Common stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding - 24,850,263 shares
         at September 30, 1999 and 24,862,263 shares at December 31, 1998                66,580,384         66,593,140
   Unearned stock compensation                                                              (75,545)          (115,840)
   Deficit accumulated during the development stage                                     (64,192,366)       (61,426,960)
                                                                                       ------------       ------------
Total stockholders' equity                                                                2,312,473          5,050,340
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  3,346,120       $  5,335,330
                                                                                       ============       ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    PERIOD FROM
                                                                                                                   JULY 17, 1989
                                                                                                                      (DATE OF
                                                       THREE MONTHS ENDED                NINE MONTHS ENDED          INCEPTION) TO
                                                         SEPTEMBER 30,                     SEPTEMBER 30,            SEPTEMBER 30,
                                                     1999               1998           1999             1998             1999
                                                 ------------     ------------     ------------     ------------     ------------
License fees and research and
   development revenues                          $    484,783     $     50,000     $  1,464,158     $     50,000     $  1,814,158

Product sales                                              --               --               --               --          338,174
   Cost of product sales                                   --               --               --               --       (6,758,985)
                                                 ------------     ------------     ------------     ------------     ------------
   Gross margin on product sales                           --               --               --               --       (6,420,811)
                                                 ------------     ------------     ------------     ------------     ------------
                                                      484,783           50,000        1,464,158           50,000       (4,606,653)
                                                 ------------     ------------     ------------     ------------     ------------
Costs and expenses:
   Research and development
   - related party                                         --               --               --               --        1,145,913
   - other                                            871,168        1,006,822        2,860,423        3,666,789       37,177,847
   Marketing, general and administrative
   - related party                                         --           25,000           50,000           74,933        1,388,695
   - other                                            359,050          623,423        1,452,668        1,822,011       23,293,920
                                                 ------------     ------------     ------------     ------------     ------------
Total costs and expenses                            1,230,218        1,655,245        4,363,091        5,563,733       63,006,375
                                                 ------------     ------------     ------------     ------------     ------------
Operating loss                                       (745,435)      (1,605,245)      (2,898,933)      (5,513,733)     (67,613,028)
Interest income                                        34,741           79,289          133,527          317,345        4,021,665
Interest expense - related parties                         --               --               --               --         (264,445)
                                                 ------------     ------------     ------------     ------------     ------------
Net loss                                         $   (710,694)    $ (1,525,956)    $ (2,765,406)    $ (5,196,388)    $(63,855,808)
                                                 ============     ============     ============     ============     ============

Net loss per share (basic and diluted)           $      (0.03)    $      (0.06)    $      (0.11)    $      (0.21)    $      (4.01)
                                                 ============     ============     ============     ============     ============
Weighted average shares outstanding
   (basic and diluted)                             24,850,263       24,862,263       24,853,695       24,831,700       15,939,931


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                          PERIOD FROM
                                                                                                         JULY 17, 1989
                                                                                                            (DATE OF
                                                                          NINE MONTHS ENDED              INCEPTION) TO
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        1999               1998               1999
                                                                     -----------       ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                             $(2,765,406)      $ (5,196,388)      $(63,855,808)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                         335,582            351,921          3,751,384
   Amortization of unearned stock compensation                            27,539             63,287            728,371
   Grant of compensatory stock options                                        --                 --             14,063
   Forgiveness of promissory notes                                            --                 --             69,875
   Loss on disposal of equipment                                              --                 --             67,270
   Deferred rental expense                                                    --             (2,112)                --
   Accretion of discount on short-term investments
      and marketable securities                                          (75,852)                --           (263,259)
   Net changes in operating assets and liabilities                       733,979            366,214          1,073,450
                                                                     -----------       ------------       ------------
Net cash used in operating activities                                 (1,744,158)        (4,417,078)       (58,414,654)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                  (73,831)           (26,529)        (4,147,708)
Purchases of short-term investments and marketable securities         (3,224,148)                --        (14,736,444)
Purchase of license agreement                                                 --                 --           (250,000)
Proceeds from sales/maturities of short-term investments and
     marketable securities                                             3,300,000                 --         15,000,000
Changes in other assets                                                       --                 --           (140,501)
                                                                     -----------       ------------       ------------
Net cash provided by (used in) investing activities                        2,021            (26,529)        (4,274,653)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                        --                 --          5,430,000
Issuance of convertible debentures, net of issuance costs                     --                 --          9,834,500
Payments on notes payable to related parties                                  --                 --         (1,150,000)
Payments received on promissory notes                                         --              2,000             59,425
Issuance of common stock upon exercise of stock options                       --             10,012            143,558
Issuance of common stock, net of issuance costs                               --                 --         50,879,555
                                                                     -----------       ------------       ------------
Net cash provided by financing activities                                     --             12,012         65,197,038
                                                                     -----------       ------------       ------------
(Decrease) increase in cash and cash equivalents                      (1,742,137)        (4,431,595)         2,507,731
Cash and cash equivalents at beginning of period                       4,249,868         10,206,870                 --
                                                                     -----------       ------------       ------------
Cash and cash equivalents at end of period                           $ 2,507,731       $  5,775,275       $  2,507,731
                                                                     ===========       ============       ============

Supplemental disclosure of non-cash financing activities:
     Upon the resignation of one member of the Company's Board
       of Directors, 12,000 non-vested shares of common stock,
       issued under the 1993 Non-Employee Directors' Restricted
       Stock Award Plan, were forfeited and returned to
       authorized and unissued shares.                               $    12,756       $         --       $     12,756
                                                                     ===========       ============       ============



See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any interim period.


2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventory balances at September 30, 1999 and December 31, 1998 of $50,513 and $52,729, respectively, consist entirely of raw materials.

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its change in focus during 1998. Such estimates contemplate the Company entering into license agreements and research and development agreements, similar to its 1998 agreement with Duracell Inc., throughout the remaining lives of the Company's fixed assets. The Company may need working capital infusions, from yet unidentified sources, to bridge shortfalls in cash flow before such license or research and development agreements are executed and generating cash. If the Company is unable to enter into such agreements, raise needed working capital, or perform as anticipated, a writedown of long-lived assets to fair value may be required. Write-offs of obsolete equipment recorded in the nine-month periods ended September 30, 1999 and 1998 were $2,963 and $0, respectively.



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

         In 1998, the Company changed its focus to research and product development of zinc-air technology in primary (disposable) rather than rechargeable batteries with plans to commercialize the technology through alliances with large established battery and original equipment manufacturers ("OEMs"). This change allows the Company to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The Company has ceased marketing its rechargeable battery products.

         In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's zinc-air technology. Under the TLAS Agreement, Duracell agrees to license the rights to the Company's currently existing patents. In addition, Duracell is funding certain joint product development projects with the Company in 1999. Duracell will own technology developed under the projects it funds, and the Company will have rights to utilize the technology. Duracell also has options to obtain certain other license rights.

         Throughout 1999, the Company has been and will continue working with Duracell under the TLAS Agreement, seeking additional license agreements for its patented zinc-air technology with other companies, and focusing on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

         The Company generated $0.48 million and $0.05 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the three months ended September 30, 1999 and 1998, respectively.

         Research and development expenses decreased 14% to $0.87 million for the three months ended September 30, 1999 from $1.01 million for the same period in 1998. This decrease resulted primarily from a decrease in patent attorney legal fees, as well as reduced personnel-related expenses due to approximately 23% fewer employees than the same period in 1998.

         Marketing, general and administrative expenses decreased 45% to $0.36 million for the three months ended September 30, 1999 from $0.65 million for the same period in 1998. This decrease resulted primarily from a $0.15 million provision for obsolete materials during the prior year's third quarter, lower liability insurance premiums, decreased investor relations costs, the completion of minimum royalty payments to the licensor of certain technology to the Company, and lower personnel-related expenses due to employee reductions.


Nine Months Ended September 30, 1999 and 1998

         The Company generated $1.46 million and $0.05 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the nine months ended September 30, 1999 and 1998, respectively.

         Research and development expenses decreased 22% to $2.86 million for the nine months ended September 30, 1999 from $3.67 million for the same period in 1998. This decrease resulted primarily from reduced personnel-related expenses due to fewer employees than the same period in 1998. These employee reductions are associated with the Company's change in focus during 1998.

         Marketing, general and administrative expenses decreased 21% to $1.50 million for the nine months ended September 30, 1999 from $1.90 million for the same period in 1998. This decrease resulted primarily from a $0.18 million provision for obsolete materials during the 1998 period, lower personnel-related expenses due to employee reductions, lower liability insurance premiums, and a decrease in trade show activities from the same period in 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of September 30, 1999, the Company had cash and cash equivalents of $2.51 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         For the nine months ended September 30, 1999, net cash and cash equivalents used in operating, investing, and financing activities decreased 61% to $1.74 million from $4.43 million for the same period in 1998. This decrease resulted primarily from the $2.23 million received from Duracell under the TLAS Agreement during the nine months ended September 30, 1999 and the 22% decrease in total costs and expenses for the nine month period ended September 30, 1999 compared to the same period in 1998.

         The Company currently anticipates that its existing cash and cash equivalents balance, along with cash anticipated to be received during the remainder of 1999 under the TLAS Agreement, will fund operations and continue technology development at the current level of activity through the end of 1999 and into early 2000. No later than early in the first half of 2000 the Company will need to raise additional funds through additional license agreements, research and development contracts, debt or equity. There is no assurance that the needed funds will be raised. If sufficient funds are not raised, the Company will be required to severely curtail or terminate operations.

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

         While the Company believes that the risks to the Company with respect to Year 2000 issues are manageable, the Company cannot at this time fully assess the potential impact.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has invested a portion of its cash and cash equivalents in highly liquid financial instruments. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company has no transactions that qualify for treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

AER Energy is a trademark of AER Energy Resources, Inc.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS

  27              Financial Data Schedule (for SEC use only).


         (B)      REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended September 30, 1999.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AER ENERGY RESOURCES, INC.


Date:    November 11, 1999                  By:      /s/      David W. Dorheim
                                                --------------------------------
                                            David W. Dorheim, President and
                                            Chief Executive Officer


Date:    November 11, 1999                  By:      /s/      J.T. Moore
                                               ---------------------------------
                                            J.T. Moore, Vice President,
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)