Form 10-K405
period 1999-12-31
AER ENERGY RESOURCES INC /GA
filed 2000-02-24
CIK 863872

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
  (MARK ONE)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM               TO
                                                ------------     -------------

                         Commission File Number 0-21926

                           AER ENERGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

               GEORGIA                                    34-1621925
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

       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on the OTC Bulletin Board on February 15, 2000, was approximately $25,941,656.

       As of February 15, 2000, the registrant had 24,850,263 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Certain portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in
Part III of this Form 10-K.
================================================================================

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I
------
Item       1.   Business...........................................................       3
           2.   Properties.........................................................       7
           3.   Legal Proceedings..................................................       7
           4.   Submission of Matters to a Vote of Security Holders................       7
                Executive Officers of the Registrant...............................       8

PART II
-------
Item       5.   Market for Registrant's Common Equity and Related Stockholder
                Matters............................................................       9
           6.   Selected Financial Data............................................       9
           7.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................      10
          7A.   Quantitative and Qualitative Disclosures about Market Risk.........      12
           8.   Financial Statements and Supplementary Data........................      12
           9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...............................................      12

PART III
--------
Item      10.   Directors and Executive Officers of the Registrant.................      13
          11.   Executive Compensation.............................................      13
          12.   Security Ownership of Certain Beneficial Owners and Management.....      13
          13.   Certain Relationships and Related Transactions.....................      13

PART IV
-------
Item      14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....      14

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

       AER Energy Resources, Inc. (the "Company" or "AER Energy") was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. Until 1998, the Company's operations were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, recruiting personnel, and similar activities. In 1998, the Company changed its strategy to research and product development of zinc-air technology with its focus in primary (disposable), rather than rechargeable, batteries and plans to commercialize the technology through alliances with large established battery and original equipment manufacturers ("OEMs").

       In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, the Company agrees to license certain of its primary zinc-air related battery technology and license the rights to its then existing patents to Duracell. In addition, Duracell agreed to fund certain joint product development projects with the Company during 1999. Duracell will own technology developed under the projects it funds, and the Company will have rights to utilize the technology. Duracell also has options to obtain certain other license rights.

       The Company continues to be a development stage company. Revenues from rechargeable battery sales, which began in August 1994, were minimal. Due to the change in Company focus, the Company has ceased marketing its rechargeable battery products. Revenues in the form of license fees and research and development funds from its new strategy commenced in the fourth quarter of 1998 related to the TLAS Agreement and continued through 1999. New alliances and license agreements will be sought which would eventually bring the Company out of the development stage.

       In November 1997, the Company was issued a United States patent for its "Diffusion Air Manager" technology. The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. Because of its simplicity, small size and enhanced storage life capability, the Company believes that the Diffusion Air Manager may allow the Company to capitalize on the opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. It is this technology that will be used to seek to attract more large established battery and consumer electronic equipment manufacturers into alliances for joint product development, manufacturing, and licensing.

       The Company was formed in 1989 to develop and commercialize high energy density zinc-air batteries using the technology licensed from Dreisbach Electromotive, Inc. ("DEMI"). DEMI was formed in 1982 to conduct research and development on electric vehicles and battery systems utilizing, among others, zinc-air technology. DEMI's zinc-air development programs included applications for electric vehicles and portable products. The Company and DEMI entered into a license agreement (the "DEMI License") in July 1989 whereby DEMI granted to the Company exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights. DEMI has retained the rights to zinc-air technology for motor vehicle applications and to its other technologies for motor vehicle applications and batteries producing over 500 watts of continuous power output.

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

       The battery industry is broadly segmented into two types of batteries: primary and rechargeable. Primary batteries are used until fully discharged, then discarded, and are typically priced below rechargeable batteries. In contrast, rechargeable batteries are discharged and then can be recharged to almost full capacity to be used again.

       The Company believes important battery characteristics include energy density, energy storage capacity, cell voltage and discharge voltage profile. Energy density can be calculated based on either the weight or volume of the battery. For a given amount of energy, higher energy density by weight yields lighter batteries and higher energy density by volume yields smaller batteries. Energy storage capacity refers to the limits on a battery's ability to store energy safely and practically. Batteries with high-energy storage capacity may more easily be configured to deliver increased operating time. Cell voltage determines the number of individual cells that must be connected in series to provide the overall voltage required to operate a specific product. Generally, batteries requiring fewer cells to achieve a given battery voltage are more reliable and facilitate original equipment product design. The shape of a battery's discharge voltage profile defines the range of voltage over which a product must operate to utilize all of the energy stored in the battery. A battery with a flat discharge profile delivers a more consistent level of voltage throughout the battery's discharge cycle and may simplify an OEM product design and contribute to better operating efficiency.

       The Company believes its primary zinc-air batteries offer a unique combination of high energy density by weight and volume, and high-energy storage capacity. In addition, the Company's primary zinc-air battery cell has a relatively flat discharge voltage profile.

       Zinc-air batteries are known to exhibit superior energy density compared to other types of batteries due to their ability to absorb oxygen directly from the atmosphere to fuel the chemical reaction that generates electricity. It is this superior energy density that provides zinc-air batteries with their long runtime capability. However, if stored in an open-to-air condition, the storage life of zinc-air batteries can be greatly effected by the humidity in the air. As a result, the use of primary zinc-air batteries has been relegated to small applications in which the battery operates continuously once it is placed in service. For this reason, primary zinc-air batteries have been predominantly used in hearing aids. In order to develop a broadly marketable zinc-air battery, AER Energy needed to develop an air management system to isolate the battery's zinc-air cells from exposure to air during customer storage. The Company's early air manager designs for rechargeable zinc-air batteries were bulky and relatively expensive since they involved the use of sliding doors or electromechanical devices to seal the battery case and isolate the zinc-air cells from exposure to air. In November 1997, the Company was issued a patent on its Diffusion Air Manager, an air management system that consists of openings configured as tubes to admit air into the battery enclosure and a small fan to draw air through the tubes. The Diffusion Air Manager can be applied to both primary and rechargeable zinc-air batteries. In addition, because of its simplicity, small size, and improvement in zinc-air battery storage life, the Diffusion Air Manager is expected to expand the number of applications that are appropriate for primary and rechargeable zinc-air battery technology. The Company believes that the market for primary zinc-air batteries is larger and more easily penetrated than the market for rechargeable batteries and, as a consequence, will continue to focus on primary batteries.

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

        4. Maintain lower operating costs consistent with the current business direction.

PRODUCTS

       Due to the capability of the Diffusion Air Manager to be applied to primary zinc-air batteries, AER Energy changed its focus in 1998 to primary batteries from rechargeable batteries. The path to market for the primary battery is normally faster and Company licensees would have the responsibility for sales and marketing.

       Primary batteries produced by Company licensees would most likely be used in hand-held electronic devices, such as cellular telephones, cordless telephones, camcorders, digital cameras, and hand-held computers. Due to the long runtime and anticipated low cost of the batteries, they could also be used in some applications that are served today by rechargeable batteries.

MARKETING AND LICENSING

       The main objective of AER Energy's marketing and licensing effort is to find large established battery and consumer electronic equipment manufacturers who recognize the advantages of the Company's zinc-air technology and who are able to fulfill the manufacturing and sales roles of bringing the commercial battery products to market.

RESEARCH AND DEVELOPMENT

       The Company's primary technological assets are the patents that its research and development efforts have produced over the years, with the more recent success being the development and patenting of Diffusion Air Manager technology, which is the foundation of AER Energy's entry into the primary battery market. The Company plans to continue to work to reduce the size and cost of zinc-air batteries. While AER Energy is now a research and development company, it still maintains a small assembly operation to produce prototype batteries for evaluation testing.

       A majority of the Company's expenses to date have been for research and development. The Company's research and development expenses for the last three years averaged $4.17 million per year and have aggregated $39.20 million from inception to December 31, 1999. A portion of the Company's 1999 research and development expenses has been funded under the TLAS Agreement.

ENVIRONMENTAL MATTERS

       The Company is subject to various United States federal, state and local standards that govern the storage, use and disposal of various chemicals used in and waste materials produced during the manufacture of its zinc-air batteries, including zinc, carbon, potassium hydroxide, solvents and adhesives. These standards include the Environmental Protection Agency's regulations governing the amount of zinc in the manufacturing waste stream and state and local regulations governing fire protection, air quality standards and employee safety, training and preparedness.

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

COMPETITION

       The development and marketing of battery products is highly competitive. The industry consists primarily of major domestic and international companies, the vast majority of which have financial, technical, marketing, sales, manufacturing, distribution and other resources and name recognition substantially greater than those of the Company as well as established positions in the market and established ties with OEMs. This competitive situation is one reason AER Energy changed its strategy to one which anticipates licensing its technology to large established battery and consumer electronic equipment manufacturers.

       The Company has at least one competitor, Electric Fuel Corporation, currently developing primary zinc-air batteries for portable electronic products. Electric Fuel Corporation has started to manufacture and market primary zinc-air batteries for cellular telephones. Electric Fuel Corporation's zinc-air batteries do not incorporate air management control. In addition, the Company believes that its major competitors will also be makers of nickel-cadmium, nickel-metal hydride and lithium-based batteries, some, if not all, of whom are candidates to be AER Energy licensees. Such competitors and potential licensees include Moltech Power Systems, Sanyo Electric Co., Ltd., Toshiba Corporation, Matsushita Electric Industrial Co., Ltd., SAFT and Varta Batterie AG, who, among others, currently manufacture nickel-cadmium or nickel-metal hydride batteries or both. Sony Corporation, Sanyo Electric Co., Ltd. and Matsushita Electric, among others, are marketing lithium-ion batteries that are designed for use with portable computers, video cameras and cellular telephones. Sony Corporation, Sanyo Electric Co., and Matsushita Electric announced the availability of lithium polymer batteries in 1999. Valence Technology, Inc., Ultralife Batteries, Inc., Electro Fuel Inc., and Thomas & Betts Corporation are also engaged in the research and development of lithium-polymer batteries, most of which are not yet commercially available. In addition, companies such as Sony, Matsushita Electric, Sanyo, SAFT, Rayovac, Tadiran Electronic Industries, Eveready, Duracell and Toshiba, and possibly other companies, may have active research and development programs to develop new high energy density batteries. No assurance can be given that such companies will not develop batteries similar or superior to the Company's zinc-air batteries.

PATENTS AND LICENSES

       The Company relies on certain technology for which either the Company or DEMI has sought patent protection, including certain patents licensed to the Company by DEMI. The Company has sought to protect any technology it believes to be proprietary by obtaining patents for such technology both in the United States and in certain countries abroad. Where appropriate, the Company will prosecute infringements to its patent rights. However, there can be no assurance that any particular infringement will be prosecuted, or if prosecuted, that it will be successful. The Company also relies upon its trade secrets, know-how, continuing technological innovations and its ability to exploit new opportunities to develop and maintain its competitive position.

       The Company has been granted 35 United States patents, 7 European patents, 3 Canadian patents, and 9 Japanese patents. In addition, the Company has filed 26 United States and 31 foreign patent applications as of December 31, 1999. It is the Company's intention to continue filing new patent applications in the United States, Japan, Europe and Canada, as appropriate, for the technology, products and product improvements developed through its research and product development activities.

       The Company believes that its most significant intellectual property benefits are derived from its air manager patents and pending applications. The air manager system regulates the flow of air within the battery during use and isolates the zinc-air cells from air during storage, both critical variables affecting zinc-air battery performance and storage life. The Company has been issued 7 United States patents on its air manager system. The Company also has 15 United States patent applications pending on its designs relating to its air manager system. The Company believes its most significant air manager patents are No. 5,691,074 and No. 5,919,582, which cover the Company's Diffusion Air Manager and expire in 2015. The Company's early air manager designs were bulky and relatively expensive since they involved the use of sliding doors or electromechanical devices. The Company's current Diffusion Air Manager consists of openings that are configured as tubes to admit air into the battery enclosure and a small fan to draw air through the tubes. The Company believes the Diffusion Air Manager is a simple, low cost solution to the storage life problems encountered by both rechargeable and primary zinc-air battery designs.

       Through the DEMI License, the Company has exclusive rights to ten DEMI patents (except for motor vehicle applications) which have been issued in the United States and two that have been issued in Japan. The DEMI patents relate to air manager systems, an electrolyte recirculating system, a flexible cell case which allows for zinc anode volume change during charge and discharge, a continuous consumable anode, a coated air electrode and a method for attaching zinc-air batteries to electronic products. The Company is not currently utilizing any of the technology embodied in the DEMI patents.

       The Company and DEMI entered into the DEMI License in July 1989 whereby DEMI granted to the Company the exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights. The DEMI License includes the right to sublicense and it covers any new zinc-air technology developed or acquired by DEMI, or by Mr. Cheiky, DEMI's former principal scientist, prior to expiration of his employment agreement with DEMI. For these rights, the Company has agreed to pay DEMI royalties of 4% of net sales through July 19, 2004, subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License (except for sales by Duracell which are set at 4%). The applicable percentage of royalties is currently 4% of net sales. After July 19, 2004, the Company may continue to use such licensed technology without payment of further royalties. In order to maintain exclusive rights to the technology covered by the DEMI License, the Company paid minimum royalties to DEMI for the first ten years of the DEMI License (through 1999). Effective in 1993, the DEMI License was amended so that, under certain circumstances, some or all of the royalties due under the DEMI License are payable to the shareholders of DEMI rather than to DEMI. DEMI has also agreed to the terms of a proposed OEM air manager license agreement to be entered into by the Company and any OEMs licensing the air manager system, which provides that 4% of the royalties the Company receives from sublicensing the air manager system will be payable to DEMI, subject to the reduction as provided in the proposed agreement.

       In order to manufacture air electrodes for its zinc-air batteries, the Company purchased production equipment and licensed the accompanying air electrode and process technology pursuant to a 1993 agreement (the "Westinghouse License") with Westinghouse Electric Corporation ("Westinghouse"). Under the Westinghouse License, the Company is obligated to pay royalties of 1% of its revenues from sales of zinc-air battery products up to $300,000, followed by royalties of 0.5% of such revenues up to an additional $350,000, at which time no further royalties for product sales will be due. In addition, for ten years, from 1993 to 2003, the Company will pay Westinghouse the greater of (i) 50% of any sublicense fees it receives if it sublicenses the technology licensed from Westinghouse, or (ii) 0.5% of sublicensee product sales. The Company is not currently using the Westinghouse technology.

       In September 1998, the Company executed the TLAS Agreement with Duracell Inc. pursuant to which the Company's zinc-air battery technology has been licensed to Duracell on primarily a non-exclusive basis. Under the agreement, Duracell funded certain product development projects with the Company during 1999. In return, Duracell owns the technology developed under the product development projects it funded. The Company has certain royalty-bearing and royalty-free rights to utilize the technology funded by Duracell. Duracell also has certain non-exclusive rights to the Company's technology and certain option rights to obtain an exclusive license of the Company's technology to manufacture and sell certain battery cells.

       In addition to potential patent protection, the Company attempts to protect its trade secrets and other proprietary information through secrecy agreements with customers, suppliers, employees and consultants, and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

       At December 31, 1999, the Company had 35 employees. Of the total number of personnel, 9 were engaged in research and development, 15 were engaged in product development, assembly and prototype operations, and 11 were in marketing and general and administrative functions. In conjunction with its current strategy implemented in 1998, the Company has maintained a reduced number of employees during 1999 (it had 39 and 85 employees, respectively, at December 31, 1998 and 1997). The Company's success will depend in large part on its ability to retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES.

       The Company currently leases 24,840 square feet of administrative, engineering, testing and product development office space in Smyrna, Georgia. The Company believes that its existing facilities and equipment, together with any equipment to be purchased with existing cash, will be adequate to conduct its operations. Management does not anticipate needing additional space in the near future, but believes that if needed, the Company would be able to secure additional space at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

       The Company is not currently a party to, and no property of the Company is presently the subject of, any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT.

       The executive officers of the Company as of February 11, 2000 were as follows:

                 NAME             AGE                     POSITION
                 ----             ---                     --------
       David W. Dorheim            50   President, Chief Executive Officer and
                                          Director
       R. Dennis Bentz             49   Vice President -- Product and Process
                                          Development
       Frank M. Harris             47   Vice President -- Marketing and Licensing
       J. T. Moore                 60   Vice President -- Chief Financial
                                          Officer, Treasurer and Secretary
       Lawrence A. Tinker, Ph.D    47   Vice President -- Advanced Technology

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

       R. Dennis Bentz joined the Company in 1990 as Vice President -- Manufacturing. His title was changed in 1998 to Vice President -- Product and Process Development to reflect his role in the Company's current strategy. Duracell International, Inc., a battery manufacturer, employed Mr. Bentz from 1978 to 1990. Mr. Bentz's last four years at Duracell were spent as Product Engineering Manager, with responsibility for product and process design of alkaline, lithium and primary zinc-air batteries. Prior to 1987, Mr. Bentz managed the Duracell development and testing facility in Tarrytown, New York and served as Engineering Manager and Product Engineer.

       Frank M. Harris joined the Company in 1990 as Vice President -- Marketing and Sales. His title was changed in 1998 to Vice President -- Marketing and Licensing to reflect his role in the Company's current strategy. From 1987 through 1989, Mr. Harris was employed by International Components Corporation, a Chicago-based manufacturer of battery chargers, as Vice President of Engineering and Director of Sales. From 1986 to 1987, Mr. Harris served as Manager of Marketing Programs for a lighting product line of the General Electric Lighting Business Group. From 1981 to 1986, Mr. Harris worked with the battery business of General Electric where he held positions in market research and served as manager of private label battery marketing.

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

       Lawrence A. Tinker, Ph.D joined the Company in 1993 as Vice President -- Engineering. His title was changed in 1998 to Vice President -- Advanced Technology to reflect his role in the Company's current strategy. During the prior five years, Dr. Tinker was employed by Gates Energy Products, Inc., where his most recent position was Manager, Technology for aerospace batteries. In this position, Dr. Tinker managed a group of scientists responsible for developing nickel-cadmium, nickel-metal hydride and nickel-hydrogen aerospace battery systems. Prior to 1988, Dr. Tinker was employed by Ballard Research Inc. for six years, where he managed the research and development effort for rechargeable lithium battery systems.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       From its initial public offering date in July 1993 to March 14, 1999, the Company's common stock traded on the NASDAQ National Market ("Nasdaq") under the symbol "AERN". From March 15, 1999 to March 29, 1999, the Company's common stock traded on the Nasdaq SmallCap Market under the symbol "AERNC". From March 30, 1999 to the present, the Company's common stock is traded under the symbol "AERN" on the OTC Bulletin Board ("OTCBB").

       The following table sets forth, for the quarters indicated, the high and low sales prices for the Company's common stock on the Nasdaq, Nasdaq SmallCap and OTCBB. Nasdaq and Nasdaq SmallCap quotations are based on actual transactions and not bid prices.

                                                                 PRICE
                                                        ------------------
                  QUARTER ENDED:                           HIGH      LOW
                ------------------                      --------   -------
                March 31, 1998..................          1   7/8    1 1/8
                June 30, 1998...................          1 23/32    11/16
                September 30, 1998..............          1  5/16    17/32
                December 31, 1998...............          1  3/16     9/16

                March 31, 1999..................            15/16     9/32
                June 30, 1999...................            21/32     7/32
                September 30, 1999..............              3/8     3/16
                December 31, 1999...............            51/64    13/64

       On December 31, 1999, the closing price of the common stock as reported on the OTCBB was $0.266 per share. On February 11, 2000, there were 298 holders of record of the Company's common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

       The Company has not declared a cash dividend on its common stock since inception. The Company has incurred operating losses since inception and anticipates that for the foreseeable future, earnings, if any, will be retained for the operation and growth of its business. Accordingly, the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                                                     PERIOD FROM
                                                                                                                    JULY 17, 1989
                                                                                                                      (DATE OF
                                                                      YEARS ENDED DECEMBER 31,                      INCEPTION) TO
                                                    ------------------------------------------------------------     DECEMBER 31,
      STATEMENTS OF OPERATIONS DATA:                  1999        1998         1997         1996          1995          1999
----------------------------------------------      -------      -------      -------      -------      --------    -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
License fees and research and
development revenues ...........................     $ 1,947      $   350      $    --      $    --     $     --       $  2,297
Product sales ..................................          --           --          108           23          159            338
Cost of product sales ..........................          --           --       (2,675)      (1,311)      (2,179)        (6,759)
                                                     -------      -------      -------      -------     --------       --------
                                                       1,947          350       (2,567)      (1,288)      (2,020)        (4,124)
Total costs and expenses .......................       5,592        7,360        7,022        7,330        8,870         64,236
                                                     -------      -------      -------      -------     --------       --------
Operating loss .................................      (3,645)      (7,010)      (9,589)      (8,618)     (10,890)       (68,360)

Net loss .......................................     $(3,487)     $(6,632)     $(8,766)     $(7,559)    $(10,198)      $(64,577)
                                                     -------      -------      -------      -------     --------       --------
Net loss per common share (basic and diluted) ..     $ (0.14)     $ (0.27)     $ (0.36)     $ (0.33)    $  (0.59)      $  (4.00)
                                                     =======      =======      =======      =======     ========       ========



                                                        DECEMBER 31,
                                     -----------------------------------------------------
   BALANCE SHEET DATA:                1999       1998       1997        1996        1995
--------------------------------     ------     ------     -------     -------    --------
                                                       (IN THOUSANDS)
Total assets ...................     $2,581     $5,335     $12,057     $20,688     $18,895
Total long-term liabilities ....     $  288     $   --     $     2     $     3     $     7
Total liabilities ..............     $  981     $  285     $   494     $   512     $   703

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       The Company was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. Until 1998, the Company's operations were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, recruiting personnel, and similar activities. In 1998, the Company changed its strategy to research and product development of zinc-air technology with a focus in primary (disposable), rather than rechargeable, batteries and plans to commercialize the technology through alliances with large established battery manufacturers and OEMs. This change allows the Company to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use.

       In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's zinc-air technology. Under the TLAS Agreement, Duracell agrees to license the rights to the Company's then existing patents. In addition, Duracell funded certain joint product development projects with the Company in 1999. Duracell owns technology developed under the projects it funds, and the Company will have rights to utilize the technology. Duracell also has options to obtain certain other license rights.

       As of December 31, 1999, Duracell had paid the Company $3.0 million under the TLAS Agreement, which will be recognized as revenue when it is earned. For 1999 and 1998, $1.93 million and $0.35 million, respectively, of these payments were recognized as license fees and research and development revenues in the Company's Statements of Operations.

       Throughout 2000, the Company plans to seek additional license agreements for its patented zinc-air technology with other companies, and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

       Revenues for 1999, 1998, and 1997 were $1.95 million, $0.35 million, and $0.11 million, respectively. Virtually all of the 1999 and 1998 license fees and research and development revenues arose from the TLAS Agreement with Duracell. Revenues during 1997 were attributable to battery product sales.

       The Company's cost of product sales for 1997 was $2.68 million. The high cost of sales in 1997 was due primarily to manufacturing inefficiencies and high material costs resulting from low production volumes and start up of production processes.

       Research and development expenses decreased 21% to $3.74 million in 1999 from $4.75 million in 1998. This decrease resulted primarily from reduced personnel-related expenses, due to fewer employees in 1999 than in 1998, and a decrease in patent attorney legal fees. These employee reductions are associated with the Company's change in focus during 1998. The 18% increase to $4.75 million in 1998 from $4.02 million in 1997 was in line with the increased emphasis on research and development in 1998.

       Marketing, general and administrative expenses decreased 29% to $1.86 million in 1999 from $2.61 million in 1998. This decrease resulted primarily from a decrease in the provision for obsolete inventory, lower personnel-related expenses, lower corporate legal fees, and decreases in travel expenses and trade show activities. The 13% decrease to $2.61 million in 1998 from $3.00 million in 1997 resulted primarily from lower personnel-related costs, lower advertising and similar marketing expenses, and decreased travel.

       Interest income decreased in both 1999 and 1998 as a result of lower cash and cash equivalents balances throughout each year in comparison with the previous year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

       The Company financed its operations from inception through July 1993 with debt and private placements of common stock. In July 1993, the Company received, net of underwriting discounts and commissions but before deducting expenses, proceeds of $16.3 million from its initial public offering of 2,500,000 shares of common stock. In August 1993, the Company issued 311,700 additional shares pursuant to the exercise of the underwriters' over-allotment option, and received additional proceeds of $2.0 million, net of underwriting discounts and commissions. In November 1994, the Company closed a second public offering of 2,500,000 shares of its common stock, generating proceeds of $12.3 million, net of underwriting discounts and commissions but before deducting expenses. In December 1994, 150,000 additional shares were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $0.74 million, net of underwriting discounts and commissions.

       In November 1995, the Company issued $10.68 million principal amount of 8% convertible subordinated debentures due November 17, 1997. Through November 17, 1997, a holder of a debenture could have elected to convert the debenture into common stock of the Company at a conversion price equal to the lesser of $3.60 per share or a percentage ranging from 85% to 100% of the average closing bid price for the five trading days immediately prior to the conversion. In connection with the transaction, the Company paid to a placement agent $0.84 million in fees and delivered warrants to purchase 225,590 shares of the Company's common stock at an exercise price of $4.32 per share. The warrants expired in 1998. During 1996, $9.78 million in principal plus accrued interest was converted into 5,394,992 shares of common stock at an average conversion price of $1.86 per share. During 1997, the remaining $0.90 million in principal plus accrued interest was converted into 518,683 shares of common stock at an average conversion price of $1.93 per share.

       In May 1996, the Company issued 1,584,158 shares of its common stock, and warrants to purchase 835,000 additional shares, in a private placement at an aggregate purchase price of $10.00 million. The transaction generated proceeds of $9.37 million, net of expenses. The warrants have an exercise price of $6.3125 per share and expire in 2001. The value of the warrants is included in common stock on the balance sheet.

       As of December 31, 1999, the Company had cash and cash equivalents of $1.76 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

       Net cash and cash equivalents used in operating, investing, and financing activities decreased 58% to $2.49 million in 1999 from $5.96 million in 1998. This decrease resulted primarily from the $2.60 million received from Duracell under the TLAS Agreement during 1999 and the 24% decrease in total costs and expenses for 1999 compared to 1998.

       Net cash used in operating activities decreased to $5.93 million in 1998 from $8.24 million in 1997. This change in net cash used in operating activities is primarily due to the decreases in cost of sales and total costs and expenses related to the 1998 change in Company focus.

       During the years ended December 31, 1998 and 1997, cash used in investing activities was $0.04 million and $0.28 million, respectively, which primarily reflected the purchase of manufacturing and battery testing equipment.

       Financing activities during 1998 and 1997 provided no significant cash.

       As discussed in Note 6 to the Financial Statements, the Company has agreed to pay DEMI royalties pursuant to the DEMI License. During 1999, the last required payment to DEMI was made for minimum royalty fees. The Company recorded royalty expense related to the DEMI License for the years ended December 31, 1999, 1998, and 1997 and for the period from inception to December 31, 1999 of $0.05 million, $0.10 million, $0.10 million, and $1.39 million, respectively.

       As discussed in Note 7 to the Financial Statements, under the Westinghouse License, for use of the Westinghouse technology, the Company is required to pay royalties of 1% of revenues up to $300,000 followed by 0.5% of revenues up to $350,000, after which no further product sales royalties would be due. The Company is not using the Westinghouse technology in its primary zinc-air batteries, therefore, no payments are being made to Westinghouse.

       At December 31, 1999, the Company had available net operating loss carryforwards for income tax purposes of approximately $59.16 million and research and development credit carryforwards of approximately $1.38 million. These carryforward items will both begin to expire in 2004 and are both subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards and the research and development credit carryforwards available to the Company in the future.

       The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue technology development at the current level of activity into the second quarter of 2000. The Company will need to raise additional funds through additional license agreements, research and development contracts, debt or equity. There is no assurance that the needed funds will be raised. If sufficient funds are not raised, the Company will be required to severely curtail or terminate operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 133, as amended by SFAS 137, to have an impact on its financial position or results of operations.

YEAR 2000 DISCLOSURE

       The "Year 2000" issue was the result of some computer programs being written using two digits instead of four digits to define an applicable year. Time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could potentially result in miscalculations or system failure. The Year 2000 issue was believed to affect all companies and organizations, including the Company. The Company believes its transition to the Year 2000 has been successful. To date, there have been no internal operational, testing or accounting software problems and no interruptions of service with third parties. The total costs incurred by the Company in capital expenditures, personnel time and other expenses related to the Year 2000 issue was approximately $0.10 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company has invested a portion of its cash and cash equivalents in high-rated corporate debt financial instruments that mature in 90 days or less. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company has no transactions that qualify for treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information concerning the nominees for Directors of the Company set forth under "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

       Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

       Information concerning the Executive Officers of the Company is contained in a separate section captioned "Executive Officers of the Registrant" in Part I of this report and is incorporated herein by reference in response to the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION.

       The information set forth under "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information set forth under "Voting Securities" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information set forth under "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 13.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents:

       (1) The following financial statements of the Company and Report of Independent Auditors are filed as part of this Report.

              Balance Sheets as of December 31, 1999 and 1998

              Statements of Operations for the years ended December 31, 1999, 1998, and 1997, and for the period from July 17, 1989 (date of inception) to December 31, 1999

              Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997, and for the period from July 17, 1989 (date of inception) to December 31, 1999

              Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997, and for the period from July 17, 1989 (date of inception) to December 31, 1999

              Notes to Financial Statements

              Report of Independent Auditors

       (2)    Financial Statement Schedules:

              Financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or the notes thereto.

       (3)    Exhibits:

              EXHIBIT
              NUMBER                       DESCRIPTION OF EXHIBITS
              ------      -----------------------------------------------------
                3.1       --  Articles of Incorporation of the Company, as
                              amended.(1)
                3.2       --  Bylaws of the Company, as amended.(1)
                4.1       --  See Articles II and VII of the Company's Articles
                              of Incorporation located within Exhibit 3.1.
                4.2       --  See Articles 2, 3 and 4 of the Company's Bylaws
                              located within Exhibit 3.2.
               10.1       --  License Agreement dated July 19, 1989 among the
                              Company, Dreisbach Electromotive, Inc. and Mike
                              Cheiky.(2)
               10.2*      --  AER Energy Resources, Inc. 1992 Stock Option Plan,
                              as amended.(2)
               10.3*      --  Form of Non-Qualified Stock Option Agreement.(3)
               10.4*      --  Form of Incentive Stock Option Agreement.(3)
               10.5       --  Agreement dated May 12, 1993 between the Company
                              and Westinghouse Electric Corporation.(2)
               10.6*      --  Form of Indemnity Agreement with Directors.(2)
               10.7       --  Consent to Partial Assignment of Royalties and
                              Amendment No. 2 to License Agreement dated as of
                              October 15, 1993 among the Company, Dreisbach
                              Electromotive, Inc. and Mike Cheiky.(4)
               10.8       --  Amended and Restated DEMI/AER Air Manager
                              Agreement dated October 15, 1993 among the
                              Company, Dreisbach Electromotive, Inc. and Mike
                              Cheiky.(4)
               10.9*      --  AER Energy Resources, Inc. 1993 Non-Employee
                              Directors' Restricted Stock Award Plan.(4)
               10.10*     --  Form of Director's Restricted Stock Award
                              Agreement.(5)
               10.11*     --  Stock Option Agreement dated November 2, 1989 by
                              and between David W. Dorheim and Aerobic Power
                              Systems, Inc. (now AER Energy Resources, Inc.).(6)
               10.12*     --  Stock Option Agreement dated February 8, 1991 by
                              and between R. Dennis Bentz and AER Energy
                              Resources, Inc.(6)
               10.13*     --  Stock Option Agreement dated July 1, 1990 by and
                              between Frank M. Harris and Aerobic Power Systems,
                              Inc. (now AER Energy Resources, Inc.).(6)
               10.14      --  Lease Agreement dated November 15, 1993 between
                              AER Energy Resources, Inc. and Highlands Park
                              Associates.(7)
               10.15      --  Lease Agreement dated March 25, 1994 between AER
                              Energy Resources, Inc. and Highlands Park
                              Associates.(7)
               10.16*     --  Stock Option Agreement dated December 20, 1994
                              between H. Douglas Johns and AER Energy Resources,
                              Inc.(8)


               10.17*    --   Consulting Agreement dated December 20, 1994
                              between H. Douglas Johns and AER Energy Resources,
                              Inc.(9)
               10.18     --   Form of Convertible Debenture Subscription
                              Agreement.(10)
               10.19     --   Form of 8% Convertible Debenture due November 17,
                              1997.(10)
               10.20     --   Registration Rights Agreement.(10)
               10.21     --   Warrant to Purchase Common Stock.(10)
               10.22     --   Amendment No. 3 to License Agreement and
                              Termination of Technology Assignment Agreement
                              dated December 26, 1995.(11)
               10.23     --   Securities Purchase Agreement, dated as of May 20,
                              1996, by and between FW AER Partners, L.P. and AER
                              Energy Resources, Inc.(12)
               10.24     --   Warrant to Purchase Common Stock.(12)
               10.25*    --   Agreement between H. Douglas Johns and AER Energy
                              Resources, Inc. dated November 7, 1996, amending
                              Mr. Johns' Consulting Agreement and Stock Option
                              Agreement.(13)
               10.26     --   Technology Licenses and Services Agreement, dated
                              as of September 24, 1998, by and between Duracell
                              Inc. and AER Energy Resources, Inc.(14)
               21        --   Subsidiaries of the Company.(2)
               23        --   Consent of Ernst & Young LLP, Independent
                              Auditors.
               27        --   Financial Data Schedule (for SEC use only).

----------

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


(b) Reports on Form 8-K filed in the fourth quarter of 1999:

    The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2000.

                                      AER ENERGY RESOURCES, INC.

                                      By:   /s/ DAVID W. DORHEIM
                                      -----------------------------------------
                                      David W. Dorheim,
                                      President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                            TITLE                        DATE
---------------------------     --------------------------------     -----------------

     /s/ JON A. LINDSETH          Chairman                           February 15, 2000
---------------------------
       Jon A. Lindseth

    /s/ DAVID W. DORHEIM          Director, President and Chief      February 15, 2000
---------------------------        Executive Officer
     David W. Dorheim

       /s/ J. T. MOORE            Vice President -- Chief Financial  February 15, 2000
---------------------------        Officer, Treasurer and
         J. T. Moore               Secretary (Principal Accounting
                                   Officer and Principal Financial
                                   Officer)

     /s/ DAVID G. BROWN           Director                           February 15, 2000
---------------------------
       David G. Brown

     /s/ JAMES W. DIXON           Director                           February 15, 2000
---------------------------
       James W. Dixon

   /s/ WILLIAM L. JACKSON         Director                           February 15, 2000
---------------------------
     William L. Jackson

     /s/ JOHN L. WILKES           Director                           February 15, 2000
---------------------------
       John L. Wilkes

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
               Report of Independent Auditors..........     F-2

               Financial Statements

                  Balance Sheets.......................     F-3

                  Statements of Operations.............     F-4

                  Statements of Stockholders' Equity...     F-5

                  Statements of Cash Flows.............     F-6

                  Notes to Financial Statements........     F-7

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
AER Energy Resources, Inc.

       We have audited the accompanying balance sheets of AER Energy Resources, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and for the period from July 17, 1989 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AER Energy Resources, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from July 17, 1989 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

       The accompanying financial statements have been prepared assuming AER Energy Resources, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                            /s/ ERNST & YOUNG LLP
                                            ----------------------------------
                                            Ernst & Young LLP


Atlanta, Georgia
January 14, 2000

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                      ------------------------------
                                                                                           1999              1998
                                                                                      ------------      ------------

                                      ASSETS
Current assets:
   Cash and cash equivalents                                                          $  1,761,268      $  4,249,868
   Trade accounts receivable                                                                31,070                --
   Inventories                                                                              82,198            52,729
   Prepaid expenses and other current assets                                                83,355            51,414
                                                                                      ------------      ------------
Total current assets                                                                     1,957,891         4,354,011
Equipment and improvements:
   Machinery and equipment                                                               3,104,958         3,228,772
   Office equipment                                                                        300,810           479,061
   Leasehold improvements                                                                  218,790           262,856
                                                                                      ------------      ------------
                                                                                         3,624,558         3,970,689
   Less accumulated depreciation                                                        (3,012,647)       (3,006,211)
                                                                                      ------------      ------------
                                                                                           611,911           964,478
Other assets                                                                                11,191            16,841
                                                                                      ------------      ------------
TOTAL ASSETS                                                                          $  2,580,993      $  5,335,330
                                                                                      ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $     70,583      $     79,089
   Accrued royalties - related party                                                            --            30,000
   Deferred revenue                                                                        431,250            50,000
   Other accrued expenses                                                                  191,873           125,901
                                                                                      ------------      ------------
Total current liabilities                                                                  693,706           284,990
Long-term liabilities - deferred revenue                                                   287,500                --
Stockholders' equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                          --                --
   Common stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding - 24,850,263 shares
       at December 31, 1999 and 24,862,263 shares at December 31, 1998                  66,580,384        66,593,140
   Unearned stock compensation                                                             (66,808)         (115,840)
   Deficit accumulated during the development stage                                    (64,913,789)      (61,426,960)
                                                                                      ------------      ------------
Total stockholders' equity                                                               1,599,787         5,050,340
                                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  2,580,993      $  5,335,330
                                                                                      ============      ============


See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                  PERIOD FROM
                                                                                                                  JULY 17,1989
                                                                                                                    (DATE OF
                                                                        YEARS ENDED DECEMBER 31,                  INCEPTION) TO
                                                            ------------------------------------------------       DECEMBER 31,
                                                                1999              1998              1997              1999
                                                            ------------      ------------      ------------      ------------
License fees and research and development revenues          $  1,946,970      $    350,000      $         --      $  2,296,970

Product sales                                                         --                --           108,399           338,174
   Cost of product sales                                              --                --        (2,675,098)       (6,758,985)
                                                            ------------      ------------      ------------      ------------
   Gross margin on product sales                                      --                --        (2,566,699)       (6,420,811)
                                                            ------------      ------------      ------------      ------------
                                                               1,946,970           350,000        (2,566,699)       (4,123,841)
                                                            ------------      ------------      ------------      ------------
Costs and expenses:
   Research and development
   - related party                                                    --                --                --         1,145,913
   - other                                                     3,736,317         4,746,681         4,023,876        38,053,741
   Marketing, general and administrative
   - related party                                                50,000            99,931            95,663         1,388,695
   - other                                                     1,806,038         2,513,215         2,902,998        23,647,290
                                                            ------------      ------------      ------------      ------------
Total costs and expenses                                       5,592,355         7,359,827         7,022,537        64,235,639
                                                            ------------      ------------      ------------      ------------
Operating loss                                                (3,645,385)       (7,009,827)       (9,589,236)      (68,359,480)
Interest income                                                  158,556           378,318           823,422         4,046,694
Interest expense - related parties                                    --                --                --          (264,445)
                                                            ------------      ------------      ------------      ------------
Net loss                                                    $ (3,486,829)     $ (6,631,509)     $ (8,765,814)     $(64,577,231)
                                                            ============      ============      ============      ============

Net loss per share (basic and diluted)                      $      (0.14)     $      (0.27)     $      (0.36)     $      (4.00)
                                                            ============      ============      ============      ============
Weighted average shares outstanding (basic and diluted)       24,853,452        24,839,403        24,616,762        16,154,638


See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Common Stock
                                                            Convertible     ------------------------------
                                                            Debentures         Shares           Amount
                                                          ------------------------------------------------
Issuance of common stock:
    For cash ranging from $0.02 to $6.31 per share,
       inception to May 1996                               $       --        10,005,908       $ 20,622,292
    For cash in public offerings for $5.25 and $7.00
       per share, July 1993 to December 1994                       --         5,461,700         30,257,263
    For promissory notes ranging from $0.89 to $1.89
       per share, February 1990 to January 1993                    --           135,450            169,675
    For exchange of debt ranging from $1.22 to $1.89
       per share, May 1991 to July 1992                            --         3,079,305          4,438,934
 Exercise of stock options ranging from $0.89
    to $5.00 per share, May 1994 to June 1996                      --           108,600            133,546
 Payments received on promissory notes                             --                --                 --
 Shares granted under Restricted Stock Award
    Plan (Note 3)                                                  --           129,500          1,179,672
 Shares canceled under Restricted Stock Award
    Plan (Note 3)                                                  --           (18,000)          (144,000)
 Compensation under Restricted Stock Award
    Plan                                                           --                --           (195,750)
 Cancellation of promissory note                                   --           (21,375)           (40,375)
 Sale of convertible debentures for cash,
    November 1995                                           9,834,500                --                 --
 Interest payable on convertible debentures                   315,121                --                 --
 Conversion of debentures into common stock                (9,240,423)        5,394,992          9,240,423
 Grant of compensatory stock options                               --                --             14,063
 Net loss and comprehensive loss, inception to
    December 31, 1996                                              --                --                 --
                                                           -----------------------------------------------
Balance at December 31, 1996                                  909,198        24,276,080         65,675,743
 Conversion of debentures into common stock                  (930,635)          518,683            930,635
 Interest payable on convertible debentures                    21,437                --                 --
 Shares granted under Restricted Stock Award
    Plan                                                           --            14,250             29,783
 Shares canceled under Restricted Stock Award
    Plan                                                           --           (18,000)          (116,813)
 Compensation under Restricted Stock Award
    Plan                                                           --                --                 --
 Forgiveness of promissory notes                                   --                --                 --
 Net loss and comprehensive loss                                   --                --                 --
                                                           -----------------------------------------------
Balance at December 31, 1997                                       --        24,791,013         66,519,348
 Exercise of stock options at $0.89 per share,
    January 1998                                                   --            11,250             10,012
 Shares granted under Restricted Stock Award
    Plan                                                           --            60,000             63,780
 Compensation under Restricted Stock Award
    Plan                                                           --                --                 --
 Payments received on promissory notes                             --                --                 --
 Forgiveness of promissory notes                                   --                --                 --
 Net loss and comprehensive loss                                   --                --                 --
                                                           -----------------------------------------------
Balance at December 31, 1998                                       --        24,862,263         66,593,140
 Shares canceled under Restricted Stock Award
    Plan                                                           --           (12,000)           (12,756)
 Compensation under Restricted Stock Award
    Plan                                                           --                --                 --
 Net loss and comprehensive loss                                   --                --                 --
                                                           -----------------------------------------------
Balance at December 31, 1999                               $       --        24,850,263       $ 66,580,384
                                                           ===============================================


                                                                                             Deficit
                                                           Notes                           Accumulated
                                                         Receivable       Unearned         During the          Total
                                                        from Common         Stock          Development     Stockholders'
                                                        Stock Sales     Compensation          Stage            Equity
                                                        -------------------------------------------------------------------
Issuance of common stock:
    For cash ranging from $0.02 to $6.31 per share,
       inception to May 1996                              $      --       $        --       $         --       $ 20,622,292
    For cash in public offerings for $5.25 and $7.00
       per share, July 1993 to December 1994                     --                --                 --         30,257,263
    For promissory notes ranging from $0.89 to $1.89
       per share, February 1990 to January 1993            (169,675)               --                 --                 --
    For exchange of debt ranging from $1.22 to $1.89
       per share, May 1991 to July 1992                          --                --                 --          4,438,934
 Exercise of stock options ranging from $0.89
    to $5.00 per share, May 1994 to June 1996                    --                --                 --            133,546
 Payments received on promissory notes                       57,425                --                 --             57,425
 Shares granted under Restricted Stock Award
    Plan (Note 3)                                                --        (1,179,672)                --                 --
 Shares canceled under Restricted Stock Award
    Plan (Note 3)                                                --           144,000                 --                 --
 Compensation under Restricted Stock Award
    Plan                                                         --           707,217                 --            511,467
 Cancellation of promissory note                             40,375                --                 --                 --
 Sale of convertible debentures for cash,
    November 1995                                                --                --                 --          9,834,500
 Interest payable on convertible debentures                      --                --           (315,121)                --
 Conversion of debentures into common stock                      --                --                 --                 --
 Grant of compensatory stock options                             --                --                 --             14,063
 Net loss and comprehensive loss, inception to
    December 31, 1996                                            --                --        (45,693,079)       (45,693,079)
                                                        -------------------------------------------------------------------
Balance at December 31, 1996                                (71,875)         (328,455)       (46,008,200)        20,176,411
 Conversion of debentures into common stock                      --                --                 --                 --
 Interest payable on convertible debentures                      --                --            (21,437)                --
 Shares granted under Restricted Stock Award
    Plan                                                         --           (29,783)                --                 --
 Shares canceled under Restricted Stock Award
    Plan                                                         --           116,813                 --                 --
 Compensation under Restricted Stock Award
    Plan                                                         --           116,543                 --            116,543
 Forgiveness of promissory notes                             35,937                --                 --             35,937
 Net loss and comprehensive loss                                 --                --         (8,765,814)        (8,765,814)
                                                        -------------------------------------------------------------------
Balance at December 31, 1997                                (35,938)         (124,882)       (54,795,451)        11,563,077
 Exercise of stock options at $0.89 per share,
    January 1998                                                 --                --                 --             10,012
 Shares granted under Restricted Stock Award
    Plan                                                         --           (63,780)                --                 --
 Compensation under Restricted Stock Award
    Plan                                                         --            72,822                 --             72,822
 Payments received on promissory notes                        2,000                --                 --              2,000
 Forgiveness of promissory notes                             33,938                --                 --             33,938
 Net loss and comprehensive loss                                 --                --         (6,631,509)        (6,631,509)
                                                        -------------------------------------------------------------------
Balance at December 31, 1998                                     --          (115,840)       (61,426,960)         5,050,340
 Shares canceled under Restricted Stock Award
    Plan                                                         --            12,756                 --                 --
 Compensation under Restricted Stock Award
    Plan                                                         --            36,276                 --             36,276
 Net loss and comprehensive loss                                 --                --         (3,486,829)        (3,486,829)
                                                        -------------------------------------------------------------------
Balance at December 31, 1999                              $      --       $   (66,808)      $(64,913,789)      $  1,599,787
                                                        ===================================================================

See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                       PERIOD FROM
                                                                                                                       JULY 17,1989
                                                                                                                         (DATE OF
                                                                             YEARS ENDED DECEMBER 31,                  INCEPTION) TO
                                                                  -----------------------------------------------       DECEMBER 31,
                                                                      1999              1998             1997              1999
                                                                  -----------      ------------      ------------      ------------
OPERATING ACTIVITIES:
Net loss                                                          $(3,486,829)     $ (6,631,509)     $ (8,765,814)     $(64,577,231)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                      428,364           467,191           519,212         3,844,166
   Amortization of unearned stock compensation                         36,276            72,822           116,543           737,108
   Grant of compensatory stock options                                     --                --                --            14,063
   Forgiveness of promissory notes                                         --            33,938            35,937            69,875
   Loss on disposal of equipment                                        1,019                --            28,679            68,289
   Deferred rental expense                                                 --            (2,112)             (845)               --
   Accretion of discount on short-term investments
      and marketable securities                                       (75,852)               --                --          (263,259)
   Changes in operating assets and liabilities:
      Trade accounts receivable                                       (31,070)              116             3,359           (31,070)
      Inventories                                                     (29,469)          238,549          (190,879)          (82,198)
      Prepaid expenses and other assets                               (26,291)           98,060            28,663           (78,015)
      Accounts payable                                                 (8,506)         (140,141)           50,319            70,583
      Accrued royalties - related party                               (30,000)               --                --                --
      Deferred revenue                                                668,750            50,000                --           718,750
      Other accrued expenses                                           65,972          (117,145)          (66,809)          350,807
                                                                  -----------      ------------      ------------      ------------
Net cash used in operating activities                              (2,487,636)       (5,930,231)       (8,241,635)      (59,158,132)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                               (76,816)          (38,783)         (279,922)       (4,150,693)
Purchases of short-term investments and marketable securities      (3,224,148)               --                --       (14,736,444)
Purchase of license agreement                                              --                --                --          (250,000)
Proceeds from sales/maturities of short-term investments and
     marketable securities                                          3,300,000                --                --        15,000,000
Changes in other assets                                                    --                --                --          (140,501)
                                                                  -----------      ------------      ------------      ------------
Net cash used in investing activities                                    (964)          (38,783)         (279,922)       (4,277,638)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                     --                --                --         5,430,000
Issuance of convertible debentures, net of issuance costs                  --                --                --         9,834,500
Payments on notes payable to related parties                               --                --                --        (1,150,000)
Payments received on promissory notes                                      --             2,000                --            59,425
Issuance of common stock upon exercise of stock options                    --            10,012                --           143,558
Issuance of common stock, net of issuance costs                            --                --                --        50,879,555
                                                                  -----------      ------------      ------------      ------------
Net cash provided by financing activities                                  --            12,012                --        65,197,038
                                                                  -----------      ------------      ------------      ------------
(Decrease) increase in cash and cash equivalents                   (2,488,600)       (5,957,002)       (8,521,557)        1,761,268
Cash and cash equivalents at beginning of period                    4,249,868        10,206,870        18,728,427                --
                                                                  -----------      ------------      ------------      ------------
Cash and cash equivalents at end of period                        $ 1,761,268      $  4,249,868      $ 10,206,870      $  1,761,268
                                                                  ===========      ============      ============      ============

Supplemental disclosure of non-cash financing activities:
   Upon the resignation of one member of the Company's Board
    of Directors, 12,000 non-vested shares of common stock,
    issued under the 1993 Non-Employee Directors' Restricted
    Stock Award Plan, were forfeited and returned to authorized
    and unissued shares.                                          $    12,756      $         --      $         --      $     12,756
                                                                  ===========      ============      ============      ============

See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

       AER Energy Resources, Inc. (the "Company") was incorporated on July 17, 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. Until 1998, the Company's operations were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, recruiting personnel, and similar activities. In 1998, the Company changed its strategy to research and product development of zinc-air technology with a focus in primary (disposable), rather than rechargeable, batteries and to commercialize the technology through alliances with large established battery manufacturers and OEMs. This change allows the Company to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers.

       Due to the change in Company focus, the Company has ceased marketing its rechargeable battery products. The Company began selling its first rechargeable battery products in August 1994, but sales from these products were minimal. The Company's current strategy is to generate revenues from license fees, development contracts and royalties related to its primary zinc-air battery technology. As discussed in Note 7, an agreement with Duracell Inc. supporting this current focus was executed in 1998.

GOING CONCERN

       Since inception, the Company's operations have been principally engaged in the development of its technology and products. As a result, the Company has incurred significant operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

       The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue technology development at the current level of activity into the second quarter of 2000. The Company will need to raise additional funds through additional license agreements, research and development contracts, debt or equity. There is no assurance that the needed funds will be raised. If sufficient funds are not raised, the Company will be required to severely curtail or terminate operations.

USE OF ESTIMATES

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its change in focus during 1998. Such estimates contemplate the Company entering into license agreements and research and development agreements similar to the 1998 agreement with Duracell throughout the remaining lives of the Company's fixed assets. The Company will likely need working capital infusions from yet unidentified sources to bridge shortfalls in cash flow before such license or research and development agreements are executed and generating cash. If the Company is unable to enter into such agreements, raise needed working capital, or perform as anticipated, a writedown of long-lived assets to fair value may be required. During the years ended December 31, 1999, 1998 and 1997, the Company recorded write-offs of obsolete equipment with a net book value of $1,019, $0, and $28,679, respectively, as part of marketing, general and administrative expenses.

CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 1999 and 1998, the Company maintained approximately 87% and 76%, respectively, of its cash and cash equivalents, consisting of short duration, high-rated corporate debt securities, under the management of a high credit quality, third party financial institution custodian.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

INVENTORIES

       Inventories are valued at lower of cost or market, using the first-in, first-out (FIFO) method. The inventory balances at December 31, 1999 and 1998 of $82,198 and $52,729, respectively, consist entirely of raw materials.

EQUIPMENT AND IMPROVEMENTS

       Equipment and improvements are stated at cost. Depreciation of equipment and improvements is computed using the straight-line method over their estimated useful lives, ranging from three to seven years. Certain equipment is used to advance the development of production processes, refine product designs for production and produce batteries for laboratory and field testing. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms. During the year ended December 31, 1999, the Company recorded a write-off of fully depreciated obsolete equipment of $418,966.

REVENUE RECOGNITION

       License fee revenues are recognized over the period earned and research and development revenues are recognized over the period the services are performed. Revenues from product sales are recognized when the products are shipped.

INCOME TAXES

       The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are likely to be in effect when the differences are expected to reverse. At December 31, 1999 and 1998, the Company recorded a 100% valuation allowance against any deferred tax assets.

RESEARCH AND DEVELOPMENT

       Research and development costs are charged to expense as incurred.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 133, as amended by SFAS 137, to have an impact on its financial position or results of operations.

RECLASSIFICATIONS

       Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. LEASES

       The Company leases office and manufacturing space under operating leases that expire in 2001. Rent expense under the operating leases for the years ended December 31, 1999, 1998, and 1997 and for the period from inception to December 31, 1999 was $188,959, $221,899, $213,431, and $1,454,043, respectively. Future minimum lease payments by year and in the aggregate under the operating leases consist of the following at December 31, 1999:

                      Year ended December 31,
                      2000..................        $ 159,931
                      2001..................          124,035
                                                    ---------
                                                    $ 283,966
                                                    =========

3. 1993 NON-EMPLOYEE DIRECTORS' RESTRICTED STOCK AWARD PLAN

       The Company's 1993 Non-Employee Directors' Restricted Stock Award Plan provides for the grant of up to an aggregate of 240,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company. In general, the plan provides for awards of 15,000 shares of common stock to each non-employee director once every five years, with 3,000 shares vesting after each year of his or her service as a director. At December 31, 1999, 155,750 shares of the Company's common stock were outstanding pursuant to this plan.

       The total number of restricted shares granted during the years ended December 31, 1999, 1998 and 1997 were zero, 60,000, and 14,250, respectively. The weighted-average fair values of restricted shares granted for the years ended December 31, 1998 and 1997 were $1.06 and $2.09, respectively.

       Total compensation expense incurred under this plan for the years ended December 31, 1999, 1998 and 1997 were $0.04 million, $0.07 million, and $0.12 million, respectively, and are included in marketing, general and administrative costs and expenses.

4. STOCKHOLDERS' EQUITY

       On May 20, 1996, the Company issued 1,584,158 shares of its common stock, and warrants to purchase an additional 835,000 shares, in a private placement at an aggregate purchase price of $10,000,000, as discussed in Note 9.

       On November 29, 1995, the Company reserved 225,590 shares of common stock for issuance in connection with a warrant delivered to the placement agent of $10,675,000 principal amount of 8% convertible subordinated debentures, as discussed in Note 10. The warrants expired unexercised in 1998.

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

       At December 31, 1999, the Company had reserved 2,426,500 shares of common stock for the future issuance of restricted stock awards and stock options, and the future exercise of stock options and warrants.

5. STOCK OPTIONS

       Under a stock option agreement, dated in 1994 and amended in 1996, with a member of the Board of Directors, the Company granted the director an option to acquire 25,000 shares of the Company's common stock at an exercise price of $2.125 per share. The option is 100% vested and expires in 2004.

       During 1992, the Company adopted the 1992 Stock Option Plan whereby options may be granted to employees to purchase shares of common stock at prices not less than the fair value of the shares on the date of the grant for incentive stock options and not less than 50% of the fair value of the shares on the date of the grant for non-qualified stock options. Options become vested in accordance with the terms of each option agreement. In general, options become fully vested in five years. Options granted in 1999 provide for full vesting to occur on the fifth anniversary of the grant date, with the possibility of accelerated vesting occurring on December 31, 2001. Acceleration of vesting on December 31, 2001 will be measured based upon the Company's ability to internally generate cash flows sufficient to meet its operating needs. No option shall be exercisable within the first six months following the date of grant and no incentive stock option shall be exercisable after the expiration of ten years from the grant date. On May 9, 1996, the Company amended the 1992 Stock Option Plan to increase the number of shares reserved for future issuance to 1,500,000.

       On March 1, 1996, the Compensation Committee of the Company's Board of Directors approved a plan to reprice certain options to purchase shares of the Company's common stock granted to employees pursuant to the 1992 Stock Option Plan. The options were repriced effective March 22, 1996. Options originally priced from $4.63 to $8.00 per share were repriced at $3.19 per share, the closing market price of the common stock on March 22, 1996. Each of the repriced options, whether or not vested, could not be exercised for a period of one year ending February 28, 1997. Options to purchase a total of 790,000 shares of common stock were repriced, of which 71,000 were fully vested prior to repricing.

       The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1997, respectively: risk-free interest rate of 5.9% and 5.4%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 171% and 82%; and a weighted-average expected option life of five years.

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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect has not been fully reflected until 1999. The Company's pro forma information follows (in thousands except for loss per share information):

                                                FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                     -------------------------------------------
                                       1999             1998              1997
                                     --------         --------         ---------
Pro forma net loss ..........        $ (3,623)        $ (6,751)        $  (9,428)
Pro forma net loss per share:
  Basic and diluted .........        $  (0.15)        $  (0.27)        $   (0.38)

       A summary of option activity related to the 1992 Stock Option Plan follows:


                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                            OPTION           EXERCISE
                                                                            SHARES        PRICE PER SHARE
                                                                            ------        ---------------
Outstanding at December 31, 1996(1) .............................           900,625         $   3.37
  Granted .......................................................            60,000             2.38
  Canceled ......................................................           (59,000)            4.39
                                                                          ---------
Outstanding at December 31, 1997 ................................           901,625             3.26
  Canceled ......................................................          (236,000)            3.42
                                                                          ---------
Outstanding at December 31, 1998 ................................           665,625             3.21
  Granted .......................................................           665,000             0.25
  Canceled ......................................................          (100,000)            1.75
  Expired .......................................................           (32,625)            1.89
                                                                          ---------
Outstanding at December 31, 1999 ................................         1,198,000         $   1.72
                                                                          =========
Outstanding at December 31, 1999:
  Exercise price of $0.25 with a weighted-average remaining
    contractual life of 9.5 years ...............................           620,000         $   0.25
  Exercise price ranging from $2.06 to $3.19 with a
    weighted-average remaining contractual life of 4.9 years ....           540,000             3.18
  Exercise price ranging from $3.88 to $6.19 with a
     weighted-average remaining contractual life of 6.3 years ...            38,000             5.03
                                                                          ---------
                                                                          1,198,000         $   1.72
                                                                          =========
Options exercisable at December 31, 1999:
  Exercise price of $0.25 .......................................                --         $     --
  Exercise price ranging from $2.06 to $3.19 ....................           475,000             3.19
  Exercise price ranging from $3.88 to $6.19 ....................            24,000             5.03
                                                                          ---------
                                                                            499,000         $   3.27
                                                                          =========

 Options exercisable at December 31, 1998:                                  450,625         $   3.15
                                                                          =========

 Options exercisable at December 31, 1997:                                  409,100         $   3.18
                                                                          =========

----------
(1)    Exercise price reflects repricing to $3.19 per share on March 22, 1996.

       The weighted-average fair values of options granted during 1999 and 1997 were $0.24 and $1.49, respectively. No options were granted in 1998.

       Prior to adoption of the 1992 Stock Option Plan, the Company entered into stock option agreements with key employees to purchase common stock of the Company. All options granted under these stock option agreements expired in 1999. A summary of option activity related to these agreements follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                                      OPTION       EXERCISE
                                                                                      SHARES    PRICE PER SHARE
                                                                                     --------   ---------------
                    Outstanding at December 31, 1996 and 1997...................      212,000    $      .90
                      Canceled..................................................       (9,500)         1.22
                      Exercised.................................................      (11,250)          .89
                                                                                     --------
                    Outstanding at December 31, 1998............................      191,250           .89
                      Expired...................................................     (191,250)          .89
                                                                                     --------
                    Outstanding at December 31, 1999                                       --    $       --
                                                                                     ========


6. RELATED PARTY TRANSACTIONS

       The Company has a license agreement with Dreisbach Electromotive, Inc. ("DEMI"). Certain of the beneficiaries of this license agreement are also shareholders of the Company. Under DEMI's agreement, the Company has an exclusive license to use the patent rights for the purpose of manufacturing and marketing certain batteries and other products employing similar technology. In addition, the Company agreed to pay DEMI royalties, beginning in 1991, of 4% of net sales subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the agreement. The applicable percentage of royalties is currently 4% of net sales. The Company recorded total royalty expense related to the DEMI license for the years ended December 31, 1999, 1998, and 1997 and for the period from inception to December 31, 1999 of $0.05 million, $0.10 million, $0.10 million, and $1.39 million, respectively. These minimum royalty expenses are included in marketing, general and administrative expenses in the Statements of Operations. Actual royalties due as a percentage of sales would be included in the cost of sales. During 1999, all minimum royalty payments under this agreement were completed and paid in full. As of December 31, 1998, $30,000 of these royalty payments remained unpaid.

       The Company recorded research and development expenses as a part of the agreement for the period from inception to December 31, 1999 of approximately $1.15 million, all of which were recorded prior to 1993. No additional amounts of research and development expenses were required under the agreement after 1992.

7. LICENSE AND RESEARCH AND DEVELOPMENT AGREEMENTS

       On September 24, 1998, the Company executed its TLAS Agreement with Duracell Inc., a subsidiary of the Gillette Company. Under the terms of the TLAS Agreement, the Company agrees to license certain of its zinc-air battery technology to Duracell. In addition, Duracell agreed to fund certain joint product development projects with the Company in 1999. Under the agreement, Duracell will own technology developed under the projects it funds, which the Company will have rights to utilize. Duracell also has options to obtain certain other license rights. Deferred revenue represents the unamortized portion of the $1.15 million in license fees received from Duracell under the TLAS Agreement. Revenues related to this agreement are included in license fees and research and development revenues in the Statements of Operations.

       On May 12, 1993, the Company executed an agreement with Westinghouse Electric Corporation ("Westinghouse") whereby the Company obtained exclusive license and sublicense rights to use Westinghouse's air electrode technology for portable computer products and non-exclusive license and sublicense rights for all other portable products. The agreement entitles the Company to improvements developed or acquired by Westinghouse prior to May 1, 1995. Pursuant to the agreement, the Company paid an initial license fee of $250,000 and pays 1% of revenues up to $300,000 followed by 0.5% of revenues up to $350,000, at which time no further royalties for product sales will be due. In addition, for ten years, from 1993 to 2003, the Company will pay Westinghouse the greater of (i) 50% of any sublicense fees it receives if it sublicenses the technology licensed from Westinghouse, or (ii) 0.5% of sublicensee product sales. The Company purchased specific production equipment for $325,000 from Westinghouse. The agreement also includes certain provisions requiring additional payments to Westinghouse if the Company sublicenses the technology. Currently, the Company is not using technology obtained from Westinghouse in its primary batteries.

8. INCOME TAXES

       A reconciliation of the provision for income taxes to the federal and state statutory rate of 38% is as follows:


                                                                                    PERIOD FROM
                                                                                   JULY 17, 1989
                                             YEARS ENDED DECEMBER 31,           (DATE OF INCEPTION)
                                     ------------------------------------------   TO DECEMBER 31,
                                        1999           1998            1997             1999
                                     -----------    -----------     -----------     ------------
  Tax at statutory rate.........     $(1,324,995)   $(2,519,973)    $(3,331,009)    $(24,539,348)
  Research and development
  credits.......................         (84,872)      (112,687)        (43,402)      (1,380,978)
  Other.........................           3,223          9,112           5,831           47,140
  Valuation reserve.............       1,406,644      2,623,548       3,368,580       25,873,186
                                     -----------    -----------     -----------     ------------
                                     $        --    $        --     $        --     $         --
                                     ===========    ===========     ===========     ============


     The tax effects of temporary differences, credits, and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                                    DECEMBER 31,
                                             -------------------------
                                                 1999          1998
                                             ------------  -----------
          Deferred tax assets:
            Net operating loss
              carryforwards..............    $ 22,479,889  $20,774,241
            Depreciation.................         232,285      197,009
            Start-up costs...............       1,710,888    2,080,810
            Research and development
              credits....................       1,380,978    1,296,106
            Warranty reserve.............           3,933       29,034
            License agreement............          50,027       60,842
            Inventory obsolescence.......           5,928       28,500
            Other........................           9,258           --
                                             ------------  -----------
            Gross deferred tax assets....      25,873,186   24,466,542
            Valuation allowance..........     (25,873,186) (24,466,542)
                                             ------------  -----------
          Net deferred tax assets........    $         --  $        --
                                             ============  ===========

       At December 31, 1999, the Company had available net operating loss carryforwards for income tax purposes of approximately $59.16 million and research and development credit carryforwards of approximately $1.38 million. These carryforward items will both begin to expire in 2004. Both of these carryforward items are subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss and credit carryforwards available to the Company in the future.

9. PROCEEDS FROM THE SALE OF COMMON STOCK

       On May 20, 1996, in a private placement at an aggregate purchase price of $10.00 million, the Company issued 1,584,158 shares of its common stock and warrants to purchase 835,000 additional shares. The transaction generated proceeds of $9.37 million, net of expenses. The warrants have an exercise price of $6.3125 per share and expire in 2001. The value of the warrants is included in common stock on the balance sheet.

       On November 9, 1994, the Company closed a public offering of 2.5 million shares of its common stock, generating proceeds of $12.3 million, net of underwriting discounts and commissions but before deducting expenses. On December 7, 1994, 150,000 additional shares of common stock were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $0.74 million, net of underwriting discounts and commissions.

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

       The net proceeds from the common stock sales have been used to fund capital equipment purchases, research and development efforts, sales and marketing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes at the Company's discretion.

10. PROCEEDS FROM THE SALE OF CONVERTIBLE DEBENTURES

       On November 29, 1995, the Company issued $10.68 million principal amount of 8% convertible subordinated debentures due November 17, 1997. Through November 17, 1997, a holder of a debenture could have elected to convert the debenture into common stock of the Company at a conversion price equal to the lesser of $3.60 per share or a percentage ranging from 85% to 100% of the average closing bid price for the five trading days immediately prior to the conversion. In connection with the transaction, the Company paid to a placement agent $0.84 million in fees and delivered warrants to purchase 225,590 shares of the Company's common stock at an exercise price of $4.32 per share. The warrants expired in 1998. During 1996, $9.78 million in principal plus accrued interest converted into 5,394,992 shares of common stock at an average conversion price of $1.86 per share. During 1997, the remaining $0.90 million in principal plus accrued interest converted into 518,683 shares of common stock at an average conversion price of $1.93 per share. Assuming the 1997 debenture conversions occurred at January 1, 1997, net loss per share for the year ended December 31, 1997 was $(0.35).

11. DEFINED CONTRIBUTION BENEFIT PLAN

       Effective February 1, 1993, the Company adopted the AER Energy Resources 401(k) Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company as of February 1, 1993 were eligible to participate in the plan. Employees hired after February 1, 1993 who have completed six months of service with the Company may participate in the plan. Participants may contribute up to 15% of their base salary to the plan and any employer matching contribution is discretionary. There was no employer matching contribution during the years ended December 31, 1999, 1998 or 1997.