Form 10-Q
period 2000-03-31
AER ENERGY RESOURCES INC /GA
filed 2000-05-10
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                              --------------------------------------------------

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number           0-21926
                      ----------------------------------------------------------


                           AER ENERGY RESOURCES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                  34-1621925
   --------------------------------                  -----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   4600 Highlands Parkway, Suite G, Smyrna, Georgia        30082
   -------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                                 (770) 433-2127
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

There were 24,850,263 shares of Common Stock outstanding as of May 9, 2000.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX


                                                                                                                Page
                                                                                                                ----

                                           PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


           Condensed Balance Sheets - March 31, 2000 and December 31, 1999.                                         3

           Condensed Statements of Operations - Three Months Ended March 31,                                        4
                  2000 and 1999, and Period From July 17, 1989 (Date of Inception)
                  to March 31, 2000.

           Condensed Statements of Cash Flows - Three Months Ended March 31,                                        5
                  2000 and 1999, and Period From July 17, 1989 (Date of Inception)
                  to March 31, 2000.

           Notes to Condensed Financial Statements.                                                                 6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          7
           RESULTS OF OPERATIONS


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              10


                                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        11


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        2000                   1999
                                                                                    ------------           ------------
                                                                                    (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents (see Note 3)                                           $    464,209           $  1,761,268
   Trade accounts receivable                                                                  --                 31,070
   Inventories                                                                            88,294                 82,198
   Prepaid expenses and other current assets                                              93,952                 83,355
                                                                                    ------------           ------------
Total current assets                                                                     646,455              1,957,891

Equipment and improvements                                                             3,629,791              3,624,558
   Less accumulated depreciation                                                      (3,100,204)            (3,012,647)
                                                                                    ------------           ------------
                                                                                         529,587                611,911
Other assets                                                                              11,191                 11,191
                                                                                    ------------           ------------
TOTAL ASSETS                                                                        $  1,187,233           $  2,580,993
                                                                                    ============           ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    113,631           $     70,583
   Deferred revenue                                                                      431,250                431,250
   Other accrued expenses                                                                113,334                191,873
                                                                                    ------------           ------------
Total current liabilities (see Note 3)                                                   658,215                693,706
Long-term liabilities - deferred revenue                                                 179,688                287,500
Stockholders' equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                        --                     --
   Common stock, no par value:
      Authorized - 100,000,000 shares; 24,850,263 shares issued and
         outstanding at March 31, 2000 and December 31, 1999                          66,580,384             66,580,384
   Unearned stock compensation                                                           (58,072)               (66,808)
   Deficit accumulated during the development stage                                  (66,172,982)           (64,913,789)
                                                                                    ------------           ------------
Total stockholders' equity                                                               349,330              1,599,787
                                                                                    ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  1,187,233           $  2,580,993
                                                                                    ============           ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                               PERIOD FROM
                                                                                                              JULY 17,1989
                                                                                                                (DATE OF
                                                                         THREE MONTHS ENDED                   INCEPTION) TO
                                                                              MARCH 31,                         MARCH 31,
                                                                     2000                   1999                   2000
                                                                 ------------           ------------          -------------
License fees and research and development revenues               $    107,814           $    482,813           $  2,404,784

Product sales                                                              --                     --                338,174
   Cost of product sales                                                   --                     --             (6,758,985)
                                                                 ------------           ------------           ------------
   Gross margin on product sales                                           --                     --             (6,420,811)
                                                                 ------------           ------------           ------------
                                                                      107,814                482,813             (4,016,027)
                                                                 ------------           ------------           ------------
Costs and expenses:
   Research and development
   - related party                                                         --                     --              1,145,913
   - other                                                            921,768              1,009,503             38,975,509
   Marketing, general and administrative
   - related party                                                         --                 25,000              1,388,695
   - other                                                            458,676                644,310             24,105,966
                                                                 ------------           ------------           ------------
Total costs and expenses                                            1,380,444              1,678,813             65,616,083
                                                                 ------------           ------------           ------------
Operating loss                                                     (1,272,630)            (1,196,000)           (69,632,110)
Interest income                                                        13,437                 55,439              4,060,131
Interest expense - related parties                                         --                     --               (264,445)
                                                                 ------------           ------------           ------------
Net loss                                                         $ (1,259,193)          $ (1,140,561)          $(65,836,424)
                                                                 ============           ============           ============
Net loss per share (basic and diluted)                           $      (0.05)          $      (0.05)          $      (4.02)
                                                                 ============           ============           ============
Weighted average shares outstanding (basic and diluted)            24,850,263             24,862,263             16,357,068


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                   PERIOD FROM
                                                                                                                  JULY 17, 1989
                                                                                                                     (DATE OF
                                                                               THREE MONTHS ENDED                 INCEPTION) TO
                                                                                    MARCH 31,                       MARCH 31,
                                                                          2000                  1999                   2000
                                                                       -----------           -----------          -------------
OPERATING ACTIVITIES:
Net loss                                                               $(1,259,193)          $(1,140,561)          $(65,836,424)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                            87,557               114,430              3,931,723
   Amortization of unearned stock compensation                               8,736                 9,534                745,844
   Grant of compensatory stock options                                          --                    --                 14,063
   Forgiveness of promissory notes                                              --                    --                 69,875
   Loss on disposal of equipment                                                --                    --                 68,289
   Accretion of discount on short-term investments
      and marketable securities                                                 --               (31,969)              (263,259)
   Net changes in operating assets and liabilities                        (128,926)            1,013,858                819,931
                                                                       -----------           -----------           ------------
Net cash used in operating activities                                   (1,291,826)              (34,708)           (60,449,958)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                     (5,233)              (13,810)            (4,155,926)
Purchases of short-term investments and marketable securities                   --            (3,224,148)           (14,736,444)
Purchase of license agreement                                                   --                    --               (250,000)
Proceeds from sales/maturities of short-term investments and
      marketable securities                                                     --                    --             15,000,000
Changes in other assets                                                         --                    --               (140,501)
                                                                       -----------           -----------           ------------
Net cash used in investing activities                                       (5,233)           (3,237,958)            (4,282,871)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                          --                    --              5,430,000
Issuance of convertible debentures, net of issuance costs                       --                    --              9,834,500
Payments on notes payable to related parties                                    --                    --             (1,150,000)
Payments received on promissory notes                                           --                    --                 59,425
Issuance of common stock upon exercise of stock options                         --                    --                143,558
Issuance of common stock, net of issuance costs                                 --                    --             50,879,555
                                                                       -----------           -----------           ------------
Net cash provided by financing activities                                       --                    --             65,197,038
                                                                       -----------           -----------           ------------
(Decrease) increase in cash and cash equivalents                        (1,297,059)           (3,272,666)               464,209
Cash and cash equivalents at beginning of period                         1,761,268             4,249,868                     --
                                                                       -----------           -----------           ------------
Cash and cash equivalents at end of period (see Note 3)                $   464,209           $   977,202           $    464,209
                                                                       ===========           ===========           ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any interim period.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at March 31, 2000 and December 31, 1999 of $88,294 and $82,198, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to the 1998 agreement with Duracell Inc., throughout the remaining life of the Company's fixed assets. If the Company is unable to enter into such agreements, a writedown of long-lived assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the three-month periods ended March 31, 2000 or 1999.

3. LOANS AND WARRANTS TRANSACTION

         On April 3, 2000, the Company received $1.0 million loans from each of The Kindt-Collins Company and Keystone, Inc., two major shareholders of the Company. The Company is required to make quarterly interest payments at prime plus four percent. The $2.0 million principal is due in March 2002. If the Company consummates an equity issuance during the term of the loans, the lenders may convert the loans in whole or in part into equity at the same price at which the equity is being issued by the Company. Each lender was issued warrants to purchase 112,994 shares of the Company's common stock at an exercise price of $1.77 per share. The warrants expire in March 2005.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for fiscal years beginning after December 15, 1999 and allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company has not completed its evaluation of the impact of SAB 101 on its financial statements, however, the adoption of SAB 101 is not expected to have a material impact on its financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. Until 1998, the Company's operations were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, recruiting personnel, and similar activities. In 1998, the Company changed its strategy to research and product development of zinc-air technology with its focus in primary (disposable) batteries, rather than rechargeable batteries, and plans to commercialize the technology through alliances with battery and original equipment manufacturers ("OEMs"). This change allows the Company to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use.

         In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, Duracell agreed to license the rights to the Company's then existing patents. In addition, Duracell agreed to fund certain joint product development projects with the Company during 1999. Duracell owns technology developed under the projects it funds, and the Company has rights to utilize the technology. Duracell also has options to obtain certain other license rights.

         Throughout 2000, the Company will continue to seek additional license agreements for its patented zinc-air technology with other companies, and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

         The Company generated $0.11 million and $0.48 million of license fees and research and development revenues under the TLAS Agreement with Duracell during the first three months ended March 31, 2000 and 1999, respectively.

         Research and development expenses decreased 9% to $0.92 million for the three months ended March 31, 2000 from $1.01 million for the same period in 1999. This decrease resulted primarily from reduced personnel-related expenses and reduced depreciation expenses.

         Marketing, general and administrative expenses decreased 31% to $0.46 million for the three months ended March 31, 2000 from $0.67 million for the same period in 1999. This decrease resulted primarily from the completion in 1999 of minimum royalty payments to the licensor of certain technology to the Company, reduced personnel-related expenses, reduced legal and accounting professional fees, and lower investor relations expenses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of March 31, 2000, the Company had cash and cash equivalents of $0.46 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         In April 2000, the Company received $2.0 million in cash pursuant to two $1.0 million loans from two major shareholders of the Company. The Company is required to make quarterly interest payments at prime plus four percent. The principal is due in March 2002. Each lender was issued warrants to purchase 112,994 shares of the Company's common stock at an exercise price of $1.77 per share. The warrants expire in March 2005.

         Net cash and cash equivalents used in operating, investing, and financing activities decreased 60% to $1.30 million for the three months ended March 31, 2000 from $3.27 million for the same period in 1999 due primarily to the purchase of $3.22 million of short-term commercial paper in 1999 offset in part by the 1999 receipt of $1.48 million under the TLAS Agreement with Duracell.

         The Company currently anticipates that its existing cash and cash equivalents balance, which includes the $2.0 million received in April 2000, will fund operations and continue technology development at the current level of activity through the end of the third quarter of 2000. The Company will need to raise additional funds through additional license agreements, research and development contracts, debt or equity. There can be no assurance that additional license agreements or research and development contracts or equity or debt financing will be available when needed or on terms acceptable to the Company.

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



AER Energy is a trademark of AER Energy Resources, Inc.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:


                EXHIBIT
                NUMBER                  DESCRIPTION OF EXHIBITS
                -------                 -----------------------

                  4.3          Convertible Promissory Note dated as of March 31,
                               2000 between The Kindt-Collins Company and AER Energy
                               Resources, Inc.
                  4.4          Warrant to Purchase Common Stock of AER Energy
                               Resources, Inc. dated as of March 31, 2000 between
                               The Kindt-Collins Company and AER Energy Resources,
                               Inc.
                  4.5          Convertible Promissory Note dated as of April 3, 2000
                               between FW AER II, L.P. and AER Energy Resources,
                               Inc.
                  4.6          Warrant to Purchase Common Stock of AER Energy
                               Resources, Inc. dated as of April 3, 2000 between FW
                               AER II, L.P. and AER Energy Resources, Inc.
                 27            Financial Data Schedule (for SEC use only).



         (B)      REPORTS ON FORM 8-K:

                  The registrant did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AER ENERGY RESOURCES, INC.


Date:  May 9, 2000                   By:      /s/      David W. Dorheim
                                         ---------------------------------------
                                              David W. Dorheim, President and
                                              Chief Executive Officer


Date:  May 9, 2000                   By:      /s/      J.T. Moore
                                         ---------------------------------------
                                              J.T. Moore, Vice President,
                                              Chief Financial Officer, Secretary
                                              and Treasurer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)