Form 10-Q
period 2000-06-30
AER ENERGY RESOURCES INC /GA
filed 2000-08-14
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2000
                               -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number                     0-21926
                       ---------------------------------------------------------


                           AER ENERGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

        Georgia                                                  34-1621925
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4600 Highlands Parkway, Suite G, Smyrna, Georgia         30082
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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

There were 24,850,263 shares of Common Stock outstanding as of August 11, 2000.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                   Page
                                                                                                   ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


         Condensed Balance Sheets - June 30, 2000 and December 31, 1999.                            3

         Condensed Statements of Operations - Three Months Ended June 30,                           4
                  2000 and 1999, Six Months Ended June 30, 2000 and 1999, and
                  Period From July 17, 1989 (Date of Inception) to June 30, 2000.

         Condensed Statements of Cash Flows - Six Months Ended June 30,                             5
                  2000 and 1999 and Period From July 17, 1989 (Date of Inception)
                  to June 30, 2000.

         Notes to Condensed Financial Statements.                                                   6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                            7
         RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                10


                           PART II - OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                               11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                        12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2000               1999
                                                                            ------------       ------------
                                                                            (Unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                $  1,285,904       $  1,761,268
   Trade accounts receivable                                                          --             31,070
   Inventories                                                                    78,147             82,198
   Prepaid expenses and other current assets                                      60,036             83,355
                                                                            ------------       ------------
Total current assets                                                           1,424,087          1,957,891

Equipment and improvements                                                     3,636,414          3,624,558
   Less accumulated depreciation                                              (3,184,298)        (3,012,647)
                                                                            ------------       ------------
                                                                                 452,116            611,911
Other assets                                                                      11,191             11,191
                                                                            ------------       ------------
TOTAL ASSETS                                                                $  1,887,394       $  2,580,993
                                                                            ============       ============


             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                                         $     82,166       $     70,583
   Deferred revenue                                                              431,250            431,250
   Other accrued expenses                                                        159,739            191,873
                                                                            ------------       ------------
Total current liabilities                                                        673,155            693,706
Long-term liabilities:
   Deferred revenue                                                               71,875            287,500
   Notes payable to related parties                                            1,683,617                 --
                                                                            ------------       ------------
Total long-term liabilities                                                    1,755,492            287,500
Stockholders' (deficit) equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                --                 --
   Common stock, no par value:
      Authorized - 100,000,000 shares; 24,850,263 shares issued and
         outstanding at June 30, 2000 and December 31, 1999                   66,941,965         66,580,384
   Unearned stock compensation                                                   (49,335)           (66,808)
   Deficit accumulated during the development stage                          (67,433,883)       (64,913,789)
                                                                            ------------       ------------
Total stockholders' (deficit) equity                                            (541,253)         1,599,787
                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                        $  1,887,394       $  2,580,993
                                                                            ============       ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                     July 17,1989
                                                                                                                      (date of
                                                             Three Months Ended             Six Months Ended          inception)
                                                                  June 30,                      June 30,              to June 30,
                                                             2000           1999            2000          1999           2000
                                                         ------------   ------------   ------------   ------------   ------------
License fees and research and development revenues       $    107,811   $    496,562   $    215,625   $    979,375   $  2,512,595

Product sales                                                      --             --             --             --        338,174
   Cost of product sales                                           --             --             --             --     (6,758,985)
                                                         ------------   ------------   ------------   ------------   ------------
   Gross margin on product sales                                   --             --             --             --     (6,420,811)
                                                         ------------   ------------   ------------   ------------   ------------
                                                              107,811        496,562        215,625        979,375     (3,908,216)
                                                         ------------   ------------   ------------   ------------   ------------
Costs and expenses:
   Research and development
   - related party                                                 --             --             --             --      1,145,913
   - other                                                    858,338        979,752      1,780,106      1,989,255     39,833,847
   Marketing, general and administrative
   - related party                                                 --         25,000             --         50,000      1,388,695
   - other                                                    424,087        449,308        882,763      1,093,618     24,530,053
                                                         ------------   ------------   ------------   ------------   ------------
Total costs and expenses                                    1,282,425      1,454,060      2,662,869      3,132,873     66,898,508
                                                         ------------   ------------   ------------   ------------   ------------
Operating loss                                             (1,174,614)      (957,498)    (2,447,244)    (2,153,498)   (70,806,724)
Interest income                                                24,438         43,347         37,875         98,786      4,084,569
Interest expense - related parties                           (110,725)            --       (110,725)            --       (375,170)
                                                         ------------   ------------   ------------   ------------   ------------
Net loss                                                 $ (1,260,901)  $   (914,151)  $ (2,520,094)  $ (2,054,712)  $(67,097,325)
                                                         ============   ============   ============   ============   ============

Net loss per share (basic and diluted)                   $      (0.05)  $      (0.04)  $      (0.10)  $      (0.08)  $      (4.05)
                                                         ============   ============   ============   ============   ============
Weighted average shares outstanding (basic and diluted)    24,850,263     24,851,186     24,850,263     24,855,862     16,550,289


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Period from
                                                                                                              July 17,1989
                                                                                                                (date of
                                                                                Six Months Ended               inception)
                                                                                    June 30,                   to June 30,
                                                                            2000               1999               2000
                                                                        ------------       ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                                $ (2,520,094)      $ (2,054,712)      $(67,097,325)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                             171,651            225,564          4,015,817
   Amortization of unearned stock compensation                                17,473             18,802            754,581
   Amortization of warrants' value                                            45,198                 --             45,198
   Grant of compensatory stock options                                            --                 --             14,063
   Forgiveness of promissory notes                                                --                 --             69,875
   Loss on disposal of equipment                                                  --                 --             68,289
   Accretion of discount on short-term investments
      and marketable securities                                                   --            (46,918)          (263,259)
   Net changes in operating assets and liabilities                          (177,736)           856,340            771,121
                                                                        ------------       ------------       ------------
Net cash used in operating activities                                     (2,463,508)        (1,000,924)       (61,621,640)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                      (11,856)           (35,055)        (4,162,549)
Purchases of short-term investments and marketable securities                     --         (3,224,148)       (14,736,444)
Purchase of license agreement                                                     --                 --           (250,000)
Proceeds from sales/maturities of short-term investments and
      marketable securities                                                       --          1,083,485         15,000,000
Changes in other assets                                                           --                 --           (140,501)
                                                                        ------------       ------------       ------------
Net cash used in investing activities                                        (11,856)        (2,175,718)        (4,289,494)

FINANCING ACTIVITIES:
Proceeds from notes payable to related parties                             2,000,000                 --          2,000,000
Proceeds from revolving credit note to related parties                            --                 --          5,430,000
Issuance of convertible debentures, net of issuance costs                         --                 --          9,834,500
Issuance of common stock, net of issuance costs                                   --                 --         50,879,555
Net changes in other financing activities                                         --                 --           (947,017)
                                                                        ------------       ------------       ------------
Net cash provided by financing activities                                  2,000,000                 --         67,197,038
                                                                        ------------       ------------       ------------
(Decrease) increase in cash and cash equivalents                            (475,364)        (3,176,642)         1,285,904
Cash and cash equivalents at beginning of period                           1,761,268          4,249,868                 --
                                                                        ------------       ------------       ------------
Cash and cash equivalents at end of period                              $  1,285,904       $  1,073,226       $  1,285,904
                                                                        ============       ============       ============

Supplemental disclosure of non-cash financing activities:
     Upon the resignation of one member of the Company's Board
       of Directors, 12,000 non-vested shares of common stock,
       issued under the 1993 Non-Employee Directors' Restricted
       Stock Award Plan, were forfeited and returned to authorized
       and unissued shares                                              $         --       $     12,756       $     12,756
                                                                        ============       ============       ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any interim period.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at June 30, 2000 and December 31, 1999 of $78,147 and $82,198, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to the 1998 agreement with Duracell Inc., throughout the remaining life of the Company's fixed assets. If the Company is unable to enter into such agreements, a writedown of long-lived assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the six-month periods ended June 30, 2000 or 1999.

3. LOANS AND WARRANTS TRANSACTION

         On April 3, 2000, the Company received two $1.0 million loans from each of The Kindt-Collins Company and Keystone, Inc., two major shareholders of the Company. The Company is required to make quarterly interest payments at prime plus four percent. The $2.0 million principal is due in March 2002. If the Company consummates an equity issuance during the term of the loans, the lenders may convert the loans in whole or in part into equity at the same price at which the equity is being issued by the Company. Each lender was issued warrants to purchase 112,994 shares of the Company's common stock at an exercise price of $1.77 per share. The warrants expire in March 2005. The fair value for these warrants was estimated at the date of grant using a Black-Scholes valuation model. The estimated fair value of the warrants of $1.60 per share is recorded as a discount to the $2.0 million principal of the loans and amortized to interest expense on a straight-line basis over the term of the loans.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is required to be adopted in the fourth quarter of 2000 with retroactive application to the beginning of the year. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of SAB 101 is not expected to have a material impact on the Company's financial position or results of operations.


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

         In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, Duracell agrees to license the rights to the Company's then existing patents. In addition, Duracell funded certain joint product development projects with the Company during 1999. Duracell owns technology developed under the projects it funds, and the Company has rights to utilize the technology. Duracell also has options to obtain certain other license rights.

         Throughout 2000, the Company will continue to seek additional license agreements for its patented zinc-air technology with other companies, and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

         The Company earned $0.11 million of license fees and $0.50 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the three months ended June 30, 2000 and 1999, respectively.

         Research and development expenses decreased 12% to $0.86 million for the three months ended June 30, 2000 from $0.98 million for the same period in 1999. This decrease resulted primarily from reduced materials and tooling expenses due to the elimination of research and development work for Duracell in 2000, lower personnel-related expenses, and reduced depreciation expense.

         Marketing, general and administrative expenses decreased 11% to $0.42 million for the three months ended June 30, 2000 from $0.47 million for the same period in 1999. This decrease resulted primarily from the completion in 1999 of minimum royalty payments to the licensor of certain technology to the Company and lower personnel-related expenses.

Six Months Ended June 30, 2000 and 1999

         The Company earned $0.22 million of license fees and $0.98 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the six months ended June 30, 2000 and 1999, respectively.

         Research and development expenses decreased 11% to $1.78 million for the six months ended June 30, 2000 from $1.99 million for the same period in 1999. This decrease resulted primarily from reduced personnel-related expenses due to fewer employees than the same period in 1999, reduced production materials expenses due to the elimination of research and development work for Duracell in 2000, and lower depreciation expense.

         Marketing, general and administrative expenses decreased 23% to $0.88 million for the six months ended June 30, 2000 from $1.14 million for the same period in 1999. This decrease resulted primarily from the completion in 1999 of minimum royalty payments to the licensor of certain technology to the Company, reduced personnel-related expenses, reduced legal and accounting professional fees, and lower investor relations expenses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of June 30, 2000, the Company had cash and cash equivalents of $1.29 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

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

         Net cash used in operating activities increased to $2.46 million for the six months ended June 30, 2000 from $1.00 million for the same period in 1999 due primarily to the increase in the net loss and the net decrease in operating assets and liabilities for the six months ended June 30, 2000.

         For the six months ended June 30, 2000, net cash used in investing activities of $0.01 million related to purchases of capital equipment and improvements. Net cash used in investing activities of $2.18 million for the same period in 1999 related to investment activities in high-grade, short-term commercial paper.

         Net cash provided by financing activities for the six months ended June 30, 2000 arises from the issuance of $2.00 million in notes payable to related parties in April 2000. No cash was provided by financing activities during the six months ended June 30, 1999.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 3, 2000, the Company received two $1.0 million loans from each of The Kindt-Collins Company and Keystone, Inc., two major shareholders of the Company. Pursuant to two $1.0 million promissory notes, the Company is required to make quarterly interest payments at prime plus four percent. The $2.0 million principal is due in March 2002. If the Company consummates an equity issuance during the term of the loans, the lenders may convert the loans in whole or in part into equity at the same price at which the equity is being issued by the Company. Each lender was issued warrants to purchase 112,994 shares of the Company's common stock at an exercise price of $1.77 per share. The warrants are exercisable immediately and expire in March 2005. The issuance of the notes and warrants were exempt from registration under the Securities Exchange Act of 1933, as amended, pursuant to Section 4(2), including Rule 506 of Regulation D promulgated thereunder. Both recipients of the notes and warrants were accredited investors under Regulation D.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2000 Annual Meeting of Shareholders was held on April 12, 2000. The Company's shareholders voted to elect all six nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement (who are set forth below).

Name of Nominee          Affirmative Votes     Votes Withheld
------------------       -----------------     --------------
David G. Brown              21,191,033           1,627,183
James W. Dixon              22,775,191              43,025
David W. Dorheim            22,774,991              43,225
William L. Jackson          22,775,191              43,025
Jon A. Lindseth             22,775,191              43,025
John L. Wilkes              22,775,191              43,025





AER Energy is a trademark of AER Energy Resources, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBIT
                  NUMBER            DESCRIPTION OF EXHIBITS
                    27              Financial Data Schedule (for SEC use only).


         (B)      REPORTS ON FORM 8-K:

                  The registrant did not file any reports on Form 8-K during the three months ended June 30, 2000.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AER ENERGY RESOURCES, INC.


Date:    August 11, 2000            By:      /s/      David W. Dorheim
                                        ----------------------------------------
                                    David W. Dorheim, President and
                                    Chief Executive Officer


Date:    August 11, 2000            By:      /s/      J.T. Moore
                                        ---------------------------------------
                                    J.T. Moore, Vice President,
                                    Chief Financial Officer, Secretary
                                    and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)