Form 10-Q
period 2000-09-30
AER ENERGY RESOURCES INC /GA
filed 2000-11-13
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                              --------------------------------------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                        0-21926
                       ---------------------------------------------------------

                           AER ENERGY RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                      34-1621925
   -------------------------------                    ---------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   4600 Highlands Parkway, Suite G, Smyrna, Georgia          30082
   ------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

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

There were 24,850,263 shares of Common Stock outstanding as of November 9, 2000.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                               Page
                                                                                               ----

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Balance Sheets - September 30, 2000 and December 31, 1999.                     3

        Condensed Statements of Operations - Three Months Ended September 30,                    4
            2000 and 1999, Nine Months Ended September 30, 2000 and 1999, and
            Period From July 17, 1989 (Date of Inception) to September 30, 2000.

        Condensed Statements of Cash Flows - Nine Months Ended September 30,                     5
            2000 and 1999 and Period From July 17, 1989 (Date of Inception) to
            September 30, 2000.

        Notes to Condensed Financial Statements                                                  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                          8
        RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              11

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                               11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)
                           CONDENSED BALANCE SHEETS

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    2000             1999
                                                                               -------------     ------------
                                                                                (Unaudited)

                               ASSETS
Current assets:
  Cash and cash equivalents                                                     $  1,920,921     $  1,761,268
  Trade accounts receivable                                                               --           31,070
  Inventories                                                                         80,337           82,198
  Prepaid expenses and other current assets                                           81,176           83,355
                                                                                ------------     ------------
Total current assets                                                               2,082,434        1,957,891

Equipment and improvements                                                         3,644,056        3,624,558
  Less accumulated depreciation                                                   (3,250,743)      (3,012,647)
                                                                                ------------     ------------
                                                                                     393,313          611,911
Other assets                                                                          11,191           11,191
                                                                                ------------     ------------
TOTAL ASSETS                                                                    $  2,486,938     $  2,580,993
                                                                                ============     ============

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
               STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                                              $    103,840     $     70,583
  Deferred revenue                                                                   395,313          431,250
  Other accrued expenses                                                             167,504          191,873
                                                                                ------------     ------------
Total current liabilities                                                            666,657          693,706

Long-term liabilities - Deferred revenue                                                  --          287,500

Series A redeemable convertible preferred stock, no par value:
   Authorized - 425,000 shares in 2000; 404,500 shares issued and outstanding at September 30, 2000; liquidation preference and redemption price of $4,048,034 as of September 30, 2000 (including
     $3,034 undeclared dividends in 2000)                                          3,020,635               --
                                                                                ------------     ------------
Total liabilities and redeemable convertible preferred stock                       3,687,292          981,206

Stockholders' (deficit) equity:
  Preferred stock, no par value:
   Authorized - 10,000,000 shares; no shares issued and outstanding                       --               --
  Common stock, no par value:
   Authorized - 100,000,000 shares; 24,850,263 shares issued and
     outstanding at September 30, 2000 and December 31, 1999                      67,586,138       66,580,384
  Unearned stock compensation                                                        (40,598)         (66,808)
  Deficit accumulated during the development stage                               (68,745,894)     (64,913,789)
                                                                                ------------     ------------
Total stockholders' (deficit) equity                                              (1,200,354)       1,599,787
                                                                                ------------     ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY                                     $  2,486,938     $  2,580,993
                                                                                ============     ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      PERIOD FROM
                                                                                                                      JULY 17,1989
                                                                                                                       (DATE OF
                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED      INCEPTION) TO
                                                                    SEPTEMBER 30,               SEPTEMBER 30,        SEPTEMBER 30,
                                                                 2000          1999          2000          1999          2000
                                                              -----------   -----------   -----------   -----------  -------------

License fees and research and development revenues            $   107,813   $   484,783   $   323,438   $ 1,464,158   $  2,620,408

Product sales                                                          --            --            --            --        338,174
   Cost of product sales                                               --            --            --            --     (6,758,985)
                                                              -----------   -----------   -----------   -----------   ------------
   Gross margin on product sales                                       --            --            --            --     (6,420,811)
                                                              -----------   -----------   -----------   -----------   ------------
                                                                  107,813       484,783       323,438     1,464,158     (3,800,403)
                                                              -----------   -----------   -----------   -----------   ------------
Costs and expenses:
   Research and development
   - related party                                                     --            --            --            --      1,145,913
   - other                                                        923,916       871,168     2,704,022     2,860,423     40,757,763
   Marketing, general and administrative
   - related party                                                     --            --            --        50,000      1,388,695
   - other                                                        393,126       359,050     1,275,889     1,452,668     24,923,179
                                                              -----------   -----------   -----------   -----------   ------------
Total costs and expenses                                        1,317,042     1,230,218     3,979,911     4,363,091     68,215,550
                                                              -----------   -----------   -----------   -----------   ------------
Operating loss                                                 (1,209,229)     (745,435)   (3,656,473)   (2,898,933)   (72,015,953)
Interest income                                                     7,659        34,741        45,534       133,527      4,092,228
Interest expense - related parties                               (110,441)           --      (221,166)           --       (485,611)
                                                              -----------   -----------   -----------   -----------   ------------
Net loss                                                       (1,312,011)     (710,694)   (3,832,105)   (2,765,406)   (68,409,336)

Accretion of redeemable convertible preferred stock                (1,441)           --        (1,441)           --         (1,441)
Redeemable convertible preferred stock dividend requirements       (3,034)           --        (3,034)           --         (3,034)
                                                              -----------   -----------   -----------   -----------   ------------
Net loss attributable to common stock                         $(1,316,486)  $  (710,694)  $(3,836,580)  $(2,765,406)  $(68,413,811)
                                                              ===========   ===========   ===========   ===========   ============

Net loss per common share (basic and diluted)                 $     (0.05)  $     (0.03)  $     (0.15)  $     (0.11)  $      (4.09)
                                                              ===========   ===========   ===========   ===========   ============
Weighted average shares outstanding (basic and diluted)        24,850,263    24,850,263    24,850,263    24,853,695     16,736,896

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          PERIOD FROM
                                                                                                         JULY 17,1989
                                                                                                           (DATE OF
                                                                            NINE MONTHS ENDED            INCEPTION) TO
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                          2000              1999              2000
                                                                      ------------      ------------      ------------

OPERATING ACTIVITIES:
Net loss                                                              $ (3,832,105)     $ (2,765,406)     $(68,409,336)
Adjustments to reconcile net loss to net cash used
   in operating activities:
 Depreciation and amortization                                             238,096           335,582         4,082,262
 Amortization of unearned stock compensation                                26,210            27,539           763,318
 Amortization of warrants' value                                            88,889                --            88,889
 Grant of compensatory stock options                                            --                --            14,063
 Forgiveness of promissory notes                                                --                --            69,875
 Loss on disposal of equipment                                                  --                --            68,289
 Accretion of discount on short-term investments
   and marketable securities                                                    --           (75,852)         (263,259)
 Net changes in operating assets and liabilities                          (279,439)          733,979           669,418
                                                                      ------------      ------------      ------------
Net cash used in operating activities                                   (3,758,349)       (1,744,158)      (62,916,481)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                    (19,498)          (73,831)       (4,170,191)
Purchases of short-term investments and marketable securities                   --        (3,224,148)      (14,736,444)
Purchase of license agreement                                                   --                --          (250,000)
Proceeds from sales/maturities of short-term investments and
   marketable securities                                                        --         3,300,000        15,000,000
Changes in other assets                                                         --                --          (140,501)
                                                                      ------------      ------------      ------------
Net cash (used in) provided by investing activities                        (19,498)            2,021        (4,297,136)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable to related parties               2,000,000                --         2,000,000
Proceeds from revolving credit note to related parties                          --                --         5,430,000
Issuance of convertible debentures, net of issuance costs                       --                --         9,834,500
Issuance of common stock, net of issuance costs                                 --                --        50,879,555
Issuance of redeemable convertible preferred stock, net of
   issuance costs                                                        1,937,500                --         1,937,500
Net changes in other financing activities                                       --                --          (947,017)
                                                                      ------------      ------------      ------------
Net cash provided by financing activities                                3,937,500                --        69,134,538
                                                                      ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents                           159,653        (1,742,137)        1,920,921
Cash and cash equivalents at beginning of period                         1,761,268         4,249,868                --
                                                                      ------------      ------------      ------------
Cash and cash equivalents at end of period                            $  1,920,921      $  2,507,731      $  1,920,921
                                                                      ============      ============      ============

Supplemental disclosure of non-cash financing activities:
 Conversion of the $2.0 million promissory notes payable to
   related parties, net of unamortized discount, to redeemable
   convertible preferred stock                                        $  1,727,308      $         --      $  1,727,308
 Upon the resignation of one member of the Company's Board
   of Directors, 12,000 non-vested shares of common stock,
   issued under the 1993 Non-Employee Directors' Restricted
   Stock Award Plan, were forfeited and returned to authorized
   and unissued shares                                                          --            12,756            12,756
                                                                      ------------      ------------      ------------
                                                                      $  1,727,308      $     12,756      $  1,740,064
                                                                      ============      ============      ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any interim period.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventory balances at September 30, 2000 and December 31, 1999 of $80,337 and $82,198, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the net book value of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to the 1998 agreement with Duracell Inc., throughout the remaining life of the Company's fixed assets. If the Company is unable to enter into such agreements or obtain debt or equity financing, a writedown of long-lived assets to fair value may be required. Write-offs of obsolete equipment recorded in the nine-month periods ended September 30, 2000 and 1999 were $0 and $2,963, respectively.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TRANSACTION

         On September 27, 2000, the Company issued 404,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and warrants to purchase up to 940,070 shares of common stock for a total purchase price, net of transaction fees, of $3.94 million to Elmwood Partners II and FW AER II, L.P., two major shareholders of the Company. The Company received cash of $1.94 million, net of issuance costs, with the balance of the purchase price paid via the conversion of the $2.0 million of outstanding principal on the convertible promissory notes payable to the two major shareholders. The Series A Preferred may be converted to common stock of the Company at a conversion price of $0.851 per share, subject to various possible adjustments, at any time at the option of the holders. The Company may redeem the Series A Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends at any time and it must be redeemed in September 2005. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually.

         Each warrant is exercisable for five years and entitles the holders to purchase one share of common stock at an exercise price of $0.886 per share, subject to various possible adjustments. The fair value for these warrants of $0.65 million, or $0.69 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and will be accreted to the Series A Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series A Preferred will equal the mandatory redemption value.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, in May 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company presently has no instruments that qualify for treatment under FASB Statement No. 133 and therefore believes there will be no impact on its results of operations and financial position upon adoption of this Statement.

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

         In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, Duracell agrees to license the rights to the Company's then existing patents. In addition, Duracell funded certain joint product development projects with the Company during 1999. Duracell owns the technology developed under the projects it funds, and the Company has rights to utilize the technology. Duracell also has options to obtain certain other license rights.

         The Company continues to seek additional license agreements for its patented zinc-air technology with other companies, and to focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

         The Company earned $0.11 million of license fees and $0.48 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the three months ended September 30, 2000 and 1999, respectively.

         Research and development expenses increased 6% to $0.92 million for the three months ended September 30, 2000 from $0.87 million for the same period in 1999. This increase resulted primarily from an increase in patent filing fees and associated patent attorney legal fees.

         Marketing, general and administrative expenses increased 8% to $0.39 million for the three months ended September 30, 2000 from $0.36 million for the same period in 1999. This increase resulted primarily from higher general insurance premiums in 2000 and a non-recurring decrease of expenses in 1999 due to the reduction of a warranty reserve.

Nine Months Ended September 30, 2000 and 1999

         The Company earned $0.32 million of license fees and $1.46 million of license fees and research and development revenues primarily related to the TLAS Agreement with Duracell during the nine months ended September 30, 2000 and 1999, respectively.

         Research and development expenses decreased 6% to $2.70 million for the nine months ended September 30, 2000 from $2.86 million for the same period in 1999. This decrease resulted primarily from lower personnel-related expenses due to fewer employees, lower depreciation expense due to a decrease in capital expenditures in recent years, and lower production materials and tooling expenses. Such decreases were offset by increases in patent attorney legal fees and travel expenses.

         Marketing, general and administrative expenses decreased 15% to $1.28 million for the nine months ended September 30, 2000 from $1.50 million for the same period in 1999. This decrease resulted primarily from lower professional fees, investor relations expenses, personnel-related expenses, rent, utilities, property tax expenses, public relations and market research activities, and the completion in 1999 of minimum royalty payments to the licensor of certain technology to the Company.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of September 30, 2000, the Company had cash and cash equivalents of $1.92 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         Net cash used in operating activities increased to $3.76 million for the nine months ended September 30, 2000 from $1.74 million for the same period in 1999 due primarily to the increase in the net loss and the net decrease in operating assets and liabilities for the nine months ended September 30, 2000.

         For the nine months ended September 30, 2000, net cash used in investing activities of $0.02 million related to purchases of capital equipment and improvements. Net cash provided by investing activities of $2,000 for the same period in 1999 related to investment activities in high-grade, short-term commercial paper.

         In late September 2000, the Company received $1.94 million in cash, net of issuance costs, pursuant to the issuance of 404,500 shares of redeemable convertible preferred stock to two major shareholders of the Company. The balance of the total preferred stock purchase price of $4.0 million was paid via the conversion of the $2.0 million of outstanding principal on the convertible promissory notes payable issued in April 2000 to the two major shareholders. The

Company incurred total interest expense on the convertible promissory notes payable, prior to the conversion to preferred stock, of $0.22 million for the nine months ended September 30, 2000. The preferred stock may be converted to common stock of the Company at a conversion price of $0.851 per share, subject to various possible adjustments, at any time at the option of the holders. The Company may redeem the preferred stock at a price equal to $10.00 per share plus all accrued and unpaid dividends at any time and it must be redeemed in September 2005, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. Each shareholder was issued warrants to purchase 470,035 shares of the Company's common stock at an exercise price of $.886 per share, subject to various possible adjustments. The warrants expire in September 2005.

         Net cash provided by financing activities of $3.94 million for the nine months ended September 30, 2000 arises from the issuance in late September 2000 of 404,500 shares of redeemable convertible preferred stock and 940,070 warrants to two major shareholders. No cash was provided by financing activities during the nine months ended September 30, 1999.

         The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue technology development at the current level of activity into the first quarter of 2001. The Company will need to raise additional funds through additional license agreements, research and development contracts, debt or equity. There can be no assurance that additional license agreements or research and development contracts or equity or debt financing will be available when needed or on terms acceptable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has invested a portion of its cash and cash equivalents in highly liquid financial instruments. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company presently has no instruments that qualify for treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 27, 2000, the Company issued 404,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and warrants to purchase up to 940,070 shares of common stock for a total purchase price, net of transaction fees, of $3.94 million to Elmwood Partners II and FW AER II, L.P., two major shareholders of the Company. The Company received cash of $1.94 million, net of issuance costs, with the remainder paid via the conversion of the $2.0 million of outstanding principal on the convertible promissory notes payable to the two major shareholders. The Series A Preferred may be converted to common stock of the Company at a conversion price of $0.851 per share, subject to various possible adjustments, at any time at the option of the holders. The Company may redeem the Series A Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends at any time and it must be redeemed in September 2005, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. Each warrant is exercisable for five years and entitles the holders to purchase one share of common stock at an exercise price of $0.886 per share, subject to various possible adjustments. The issuance of the Series A Preferred and warrants were exempt from registration under the Securities Exchange Act of 1933, as amended, pursuant to Section 4(2), including Rule 506 of Regulation D promulgated thereunder. Both purchasers of the Series A Preferred and warrants were accredited investors under Regulation D.

         The Series A Preferred ranks ahead of the Company's common stock as to payment of dividends and amounts upon liquidation, dissolution or winding-up, and therefore could adversely affect the holders of common stock with respect to such payments.

           AER Energy(R) is a trademark of AER Energy Resources, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

         EXHIBIT
         NUMBER        DESCRIPTION OF EXHIBITS
         -------       -----------------------

         3.3           Articles of Amendment to Articles of Incorporation of AER Energy
                       Resources, Inc.
         4.7           See Article II and Exhibit A located within Exhibit 3.3.
         4.8           Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of September 27, 2000 between Elmwood Partners II and AER Energy
                       Resources, Inc.
         4.9           Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of September 27, 2000 between FW AER II, L.P. and AER Energy
                       Resources, Inc.
         10.27         Securities Purchase Agreement dated as of September 27, 2000 between
                       Elmwood Partners II and FW AER II, L. P., purchasers, and AER Energy
                       Resources, Inc.
         27            Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AER ENERGY RESOURCES, INC.


Date: November 9, 2000                   By: /s/ David W. Dorheim
                                            ------------------------------------
                                         David W. Dorheim, President and
                                         Chief Executive Officer


Date: November 9, 2000                   By: /s/ J.T. Moore
                                             -----------------------------------
                                         J.T. Moore, Vice President,
                                         Chief Financial Officer, Secretary
                                         and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)