Form 10-K405
period 2000-12-31
AER ENERGY RESOURCES INC /GA
filed 2001-03-30
CIK 863872

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-K


(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------

                         Commission File Number 0-21926

                           AER ENERGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


         GEORGIA                                              34-1621925
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on the OTC Bulletin Board on February 19, 2001, was approximately $6,375,761.

     As of February 19, 2001, the registrant had 24,850,263 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in
Part III of this Form 10-K.
===============================================================================

                               TABLE OF CONTENTS


                                                                                                                     PAGE
 PART I
 Item   1.  Business..........................................................................................        3
        2.  Properties........................................................................................        7
        3.  Legal Proceedings.................................................................................        7
        4.  Submission of Matters to a Vote of Security Holders...............................................        7
            Executive Officers of the Registrant..............................................................        8

 PART II
 Item   5.  Market for Registrant's Common Equity and Related Stockholder Matters.............................        9
        6.  Selected Financial Data...........................................................................        9
        7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............       10
       7A.  Quantitative and Qualitative Disclosures about Market Risk........................................       13
        8.  Financial Statements and Supplementary Data         ..............................................       13
        9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............       13

 PART III
 Item  10.  Directors and Executive Officers of the Registrant  ..............................................       14
       11.  Executive Compensation............................................................................       14
       12.  Security Ownership of Certain Beneficial Owners and Management....................................       14
       13.  Certain Relationships and Related Transactions....................................................       14

 PART IV
 Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................       15

                                     PART I

Item 1.  Business.

General

    AER Energy Resources, Inc. (the "Company" or "AER Energy") was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. AER Energy's current strategy as a research and development ("R&D") company is focused on primary (disposable), rather than rechargeable, zinc-air battery technology and licensing our extensive patent portfolio to large established battery and original equipment manufacturers with plans to commercialize the technology. Until 1998, the Company's operations had been focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, and similar activities.

    Under the current strategy, the Company seeks to generate revenues from license and royalty fees, and research and development contract fees. Revenues in the form of license fees and research and development funds commenced in the fourth quarter of 1998 related to the Technology Licenses and Services ("TLAS") Agreement with Duracell Inc. The Company continues to be a development stage company. New alliances, license agreements, and research and development contracts will be sought which would eventually bring the Company out of the development stage.

    In September 1998, the Company announced its TLAS Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, the Company agreed to license certain of its primary zinc-air related battery technology and license the rights to its then existing patents to Duracell. In addition, Duracell agreed to fund certain joint product development projects with the Company during 1999. Duracell owns any technology developed under the projects it funded, and the Company has rights to utilize any such technology. Duracell also has options to obtain certain other license rights.

    In November 1997, the Company was issued a United States patent for its "Diffusion Air Manager" technology. The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The result is a primary battery that can operate an electronic device 3 to 5 times longer than alkaline batteries or can be stored for up to two years and deliver most of its energy. Due to the simplicity, small size and enhanced storage life capability provided by the Diffusion Air Manager, this patented air manager technology may allow the Company to capitalize on the opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. This breakthrough air manager technology will be used to seek to attract more large established battery and consumer electronic original equipment manufacturers ("OEMs") into alliances for joint product development, licensing, and commercialization of the Company's primary zinc-air battery technology.

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

    The Company believes its primary zinc-air batteries offer a unique combination of high energy density by weight and volume, and high energy storage capacity. In addition, the Company's primary zinc-air battery cell has a relatively flat discharge voltage profile.

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

Products

    AER Energy's focus is on research and development of primary zinc-air battery products. The Company chose this focus because its patented Diffusion Air Manager technology can be applied to primary zinc-air batteries and it believes that the path to market is normally faster for primary batteries than it is for rechargeable batteries.

    It is anticipated that the primary zinc-air batteries that would be produced by Company licensees would most likely be used in hand-held electronic devices, such as cellular telephones, cordless telephones, camcorders, digital cameras, and hand-held computers. Due to the long runtime and storage life achieved with the Diffusion Air Manager, and the anticipated low cost of the batteries, they could also be used in some applications that are served today by rechargeable batteries.

Marketing and Licensing

    The main objective of AER Energy's marketing and licensing effort is to find large established battery and consumer electronic equipment manufacturers which recognize the advantages of the Company's zinc-air technology and which are able to fulfill the manufacturing, marketing and sales roles needed to bring the commercial battery products to market.

Research and Development

    The Company's significant research and development (R&D) efforts have produced numerous patents, its primary technological assets. The Company's Diffusion Air Manager technology, which extends the life of zinc-air cells, is the foundation of AER Energy's entry into the primary battery market. The Company plans to continue its R&D efforts and work to reduce the size and cost of zinc-air batteries. While AER Energy is an R&D company, it still maintains a small assembly operation to produce prototype batteries for evaluation testing.

    A majority of the Company's expenses to date have been for R&D. The Company's R&D expenses for the last three years averaged $4.00 million per year and have aggregated $42.73 million from inception to December 31, 2000. In 1998 and 1999, a portion of the Company's R&D expenses were funded under the TLAS Agreement.

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

    During 1996, the Company eliminated the addition of mercury to its zinc-air cells and batteries without sacrificing size, weight or power. Under federal regulations, the Company's zinc-air batteries with no added mercury are not considered hazardous waste and can be disposed of as household garbage. However, some of the chemicals currently used in its batteries, such as zinc metal and potassium hydroxide, may subject its batteries to environmental regulation in the future.

Competition

    The development and marketing of battery products is highly competitive. The industry consists primarily of major domestic and international companies, the vast majority of which have financial, technical, marketing, sales, manufacturing, distribution and other resources and name recognition substantially greater than those of the Company, as well as established positions in the market and established ties with OEMs. This competitive situation is one reason AER Energy changed its strategy to one which anticipates licensing its technology to large established battery and consumer electronic equipment manufacturers.

    The Company has at least one competitor, Electric Fuel Corporation, which is currently manufacturing and marketing primary zinc-air batteries for cellular telephones. Electric Fuel Corporation's zinc-air batteries do not incorporate air management control. The Company believes that its major competitors will also include makers of nickel-cadmium, nickel-metal hydride and lithium-based batteries, some, if not all, of whom are candidates to be AER Energy licensees. Such competitors and potential licensees include Moltech Power Systems, Sanyo Electric Co., Ltd., Toshiba Corporation, Matsushita Electric Industrial Co., Ltd., SAFT and Varta Batterie AG, which, among others, currently manufacture nickel-cadmium or nickel-metal hydride batteries or both. Sony Corporation, Sanyo Electric Co., Ltd. and Matsushita Electric, among others, are marketing lithium-ion batteries that are designed for use with portable computers, video cameras and cellular telephones. Sony Corporation, Sanyo Electric Co., and Matsushita Electric announced the availability of lithium polymer batteries in 1999. Valence Technology, Inc., Ultralife Batteries, Inc., and Electro Fuel Inc. are also engaged in the research and development of lithium-polymer batteries, most of which are not yet commercially available. In addition, companies such as Sony, Matsushita Electric, Sanyo, SAFT, Rayovac, Tadiran Electronic Industries, Eveready,

Duracell and Toshiba, and possibly other companies, may have active R&D programs to develop new high energy density batteries. No assurance can be given that such companies will not develop batteries similar or superior to the Company's zinc-air batteries.

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

    The Company has been granted 42 United States patents, 7 European patents, 4 Canadian patents, and 10 Japanese patents. In addition, the Company has filed 25 United States and 57 foreign patent applications as of December 31, 2000. It is the Company's intention to continue filing new patent applications in the United States, Japan, Europe, Canada, and other countries, as appropriate, for the technology, products and product improvements developed through its research and product development activities.

    The Company believes that its most significant intellectual property benefits are derived from its air manager patents and pending applications. The air manager system regulates the flow of air within the battery during use and isolates the zinc-air cells from air during storage, both critical variables affecting zinc-air battery performance and storage life. The Company has been issued 10 United States patents on its air manager system. The Company also has 14 United States patent applications pending on its designs relating to its air manager system. The Company believes its most significant air manager patents are No. 5,691,074 and No. 5,919,582, which cover the Company's Diffusion Air Manager and expire in 2015. The Company's early air manager designs were bulky and relatively expensive since they involved the use of sliding doors or electromechanical devices. The Company's current Diffusion Air Manager consists of openings that are configured as tubes to admit air into the battery enclosure and a small fan to draw air through the tubes. The Company believes the Diffusion Air Manager is a simple, low cost solution to the storage life problems encountered by both rechargeable and primary zinc-air battery designs.

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

    The Company and DEMI entered into the DEMI License in July 1989 whereby DEMI granted to the Company the exclusive worldwide rights to DEMI's zinc-air battery patents and technology (including trade secrets) for all applications other than motor vehicles for so long as the Company wishes to use such licensed rights. The DEMI License includes the right to sublicense and it covers any new zinc-air technology developed or acquired by DEMI, or by Mr. Cheiky, DEMI's former principal scientist, prior to expiration of his employment agreement with DEMI. For these rights, the Company agreed to pay DEMI royalties of 4% of net sales through July 19, 2004, subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the DEMI License (except for sales by Duracell which are set at 4%). The applicable percentage of royalties is currently 4% of net sales. After July 19, 2004, the Company may continue to use such licensed technology without payment of further royalties. In order to maintain exclusive rights to the technology covered by the DEMI License, the Company paid minimum royalties to DEMI for the first ten years of the DEMI License (through 1999). Effective in 1993, the DEMI License was amended so that, under certain circumstances, some or all of the royalties due under the DEMI License are payable to the shareholders of DEMI rather than to DEMI. DEMI has also agreed to the terms of a proposed OEM air manager license agreement to be entered into by the Company and any OEMs licensing the air manager system, which provides that 4% of the royalties the Company receives from sublicensing the air manager system will be payable to DEMI, subject to reduction as provided in the proposed agreement.

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

    In September 1998, the Company executed the TLAS Agreement with Duracell Inc. pursuant to which the Company's zinc-air battery technology has been licensed to Duracell on primarily a non-exclusive basis. Under the agreement, Duracell funded certain product development projects with the Company during 1999. In return, Duracell owns any technology developed under the product development projects it funded. The Company has certain royalty-bearing and royalty-free rights to utilize any developed technology funded by Duracell. Duracell also has certain non-exclusive rights to the Company's technology and certain option rights to obtain an exclusive license of the Company's technology to manufacture and sell certain battery cells.

    In addition to potential patent protection, the Company attempts to protect its trade secrets and other proprietary information through secrecy agreements with customers, suppliers, employees and consultants, and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

Employees

    At December 31, 2000, the Company had 35 employees. Of the total number of personnel, 10 were engaged in R&D, 15 were engaged in product development, assembly and prototype operations, and 10 were in marketing and general and administrative functions. The Company's success will depend in large part on its ability to retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers of the Registrant.

    The executive officers of the Company as of February 19, 2001 were as follows:


          NAME                      AGE                    POSITION
          ----                      ---                    --------

David W. Dorheim                    51        President, Chief Executive Officer and Director
R. Dennis Bentz                     50        Vice President - Product and Process Development
Frank M. Harris                     48        Vice President - Marketing and Licensing
J.T. Moore                          61        Vice President - Chief Financial Officer, Treasurer and Secretary
Lawrence A. Tinker, Ph.D            48        Vice President - Advanced Technology


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

    R. Dennis Bentz joined the Company in 1990 as Vice President - Manufacturing. His title was changed in 1998 to Vice President - Product and Process Development to reflect his role in the Company's current strategy. Duracell International, Inc., a battery manufacturer, employed Mr. Bentz from 1978 to 1990. Mr. Bentz's last four years at Duracell were spent as Product Engineering Manager, with responsibility for product and process design of alkaline, lithium and primary zinc-air batteries. Prior to 1987, Mr. Bentz managed the Duracell development and testing facility in Tarrytown, New York and served as Engineering Manager and Product Engineer.

    Frank M. Harris joined the Company in 1990 as Vice President - Marketing and Sales. His title was changed in 1998 to Vice President - Marketing and Licensing to reflect his role in the Company's current strategy. From 1987 through 1989, Mr. Harris was employed by International Components Corporation, a Chicago-based manufacturer of battery chargers, as Vice President of Engineering and Director of Sales. From 1986 to 1987, Mr. Harris served as Manager of Marketing Programs for a lighting product line of the General Electric Lighting Business Group. From 1981 to 1986, Mr. Harris worked with the battery business of General Electric where he held positions in market research and served as manager of private label battery marketing.

    J. T. Moore joined the Company in September 1998 as Vice President - Chief Financial Officer, Treasurer and Secretary. He previously served as Chief Financial Officer of Dyad Corporation, a computer software developer, from 1997 to 1998, Executive Vice President of Eastern European Capital, an international investment company, from 1995 to 1997, and International Chief Financial Officer/Director of Finance for Turner Broadcasting Company, an international broadcasting company, from 1993 to 1995. His experience also includes Arthur Andersen, LLP and Marriott Corporation. Mr. Moore is a certified public accountant.

    Lawrence A. Tinker, Ph.D joined the Company in 1993 as Vice President - Engineering. His title was changed in 1998 to Vice President - Advanced Technology to reflect his role in the Company's current strategy. During the prior five years, Dr. Tinker was employed by Gates Energy Products, Inc., where his most recent position was Manager, Technology for aerospace batteries. In this position, Dr. Tinker managed a group of scientists responsible for developing nickel-cadmium, nickel-metal hydride and nickel-hydrogen aerospace battery systems. Prior to 1988, Dr. Tinker was employed by Ballard Research Inc. for six years, where he managed the research and development effort for rechargeable lithium battery systems.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    From its initial public offering date in July 1993 to March 14, 1999, the Company's common stock traded on the NASDAQ National Market under the symbol "AERN". From March 15, 1999 to March 29, 1999, the Company's common stock traded on the Nasdaq SmallCap Market under the symbol "AERNC". From March 30, 1999 to the present, the Company's common stock has traded under the symbol "AERN" on the OTC Bulletin Board ("OTCBB").

    The following table sets forth, for the quarters indicated, the high and low sales prices for the Company's common stock on the OTCBB.


                                                              PRICE
                                                       --------------------
         QUARTER ENDED:                                  HIGH        LOW
         ------------------                            ---------  ---------
         March 31, 1999..............................   $0.9375    $0.2813
         June 30, 1999...............................    0.6563     0.2188
         September 30, 1999..........................    0.3750     0.1875
         December 31, 1999...........................    0.7969     0.2031

         March 31, 2000..............................   $6.2500    $0.2500
         June 30, 2000...............................    2.0000     0.7500
         September 30, 2000..........................    1.3125     0.5625
         December 31, 2000...........................    0.8125     0.2344


    On December 29, 2000, the closing price of the common stock as reported on the OTCBB was $0.2344 per share. On February 19, 2001, there were 265 holders of record of the Company's common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

    The Company has not declared a cash dividend on its common stock since inception. The Company has incurred operating losses since inception and anticipates that for the foreseeable future, earnings, if any, will be retained for the operation and growth of its business. Accordingly, the Company does not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data.


                                                                                                                  PERIOD FROM
                                                                                                                 JULY 17, 1989
                                                                                                                    (DATE OF
                                                                               YEAR ENDED DECEMBER 31,            INCEPTION TO
                                                           -----------------------------------------------------   DECEMBER 31,
              STATEMENT OF OPERATIONS DATA:                  2000       1999       1998        1997       1996        2000
    -----------------------------------------------------  --------    -------    -------     -------    -------    --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
    License fee and research and development
         revenues .......................................  $   431     $ 1,947    $   350     $    --    $    --    $  2,728
    Product sales .......................................       --          --         --         108         23         338
    Cost of product sales ...............................       --          --         --      (2,675)    (1,311)     (6,759)
                                                           -------     -------    -------     -------    -------    --------
                                                               431       1,947        350      (2,567)    (1,288)     (3,693)
    Total cost and expenses .............................    5,184       5,592      7,360       7,022      7,330      69,420
                                                           -------     -------    -------     -------    -------    --------
    Operating loss ......................................   (4,753)     (3,645)    (7,010)     (9,589)    (8,618)    (73,113)

    Net loss ............................................   (4,909)     (3,487)    (6,632)     (8,766)    (7,559)    (69,486)
    Accretion of redeemable convertible preferred stock..       34          --         --          --         --          34
    Redeemable convertible preferred stock
         dividend requirements ..........................       71          --         --          --         --          71
                                                           -------     -------    -------     -------    -------    --------
    Net loss attributable to common stock ...............   (5,014)     (3,487)    (6,632)     (8,766)    (7,559)    (69,591)
                                                           -------     -------    -------     -------    -------    --------

    Net loss per common share (basic and diluted) .......  $ (0.20)    $ (0.14)   $ (0.27)    $ (0.36)   $ (0.33)   $  (4.11)
                                                           -------     -------    -------     -------    -------    --------

                                                                                           AS OF DECEMBER 31,
                                                                        -------------------------------------------------------
                    BALANCE SHEET DATA:                                  2000       1999        1998        1997         1996
     -------------------------------------------------------------      ------     ------     --------    ---------    --------
                                                                                           (IN THOUSANDS)

     Total assets.................................................      $1,252     $2,581     $  5,335    $  12,057    $ 20,688
     Total long-term liabilities..................................      $   --     $  288     $     --    $       2    $      3
     Redeemable convertible preferred stock.......................      $3,386     $   --     $     --    $      --    $     --
     Total long-term liabilities and redeemable convertible
          preferred stock.........................................      $3,386     $  288     $     --    $       2    $      3


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    AER Energy was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. AER Energy's current strategy as an R&D company is focused on primary (disposable), rather than rechargeable, zinc-air battery technology and licensing our extensive patent portfolio to large established battery and OEMs with plans to commercialize the technology. Until 1998, the Company's operations had been focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, and similar activities. The Company's current focus allows it to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager is a simplified method of isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The result is a primary battery that can operate an electronic device 3 to 5 times longer than alkaline batteries or can be stored for up to two years and deliver most of its energy.

    In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's zinc-air technology. Under the TLAS Agreement, Duracell agreed to license the rights to the Company's then existing patents. In addition, Duracell funded certain joint product development projects with the Company in 1999. Duracell owns any technology developed under the projects it funds, and the Company has rights to utilize any of the technology. Duracell also has options to obtain certain other license rights.

    During 1998 and 1999, Duracell paid the Company a total of $3.00 million under the TLAS Agreement, which was recognized as revenue when it was earned. For the years ended December 31, 2000, 1999, and 1998, $0.43 million, $1.93 million, and $0.35 million, respectively, were recognized as license fee revenue and research and development revenue in the Company's Statements of Operations.

    Throughout 2001, the Company plans to seek additional license agreements for its patented zinc-air technology with other companies, and develop prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

Results of Operations

    Revenues for 2000, 1999, and 1998 were $0.43 million, $1.95 million, and $0.35 million, respectively. Revenues for 2000 relate to the license fees earned under the TLAS Agreement. Virtually all of the 1999 and 1998 license fees and research and development revenues arose from the TLAS Agreement.

     Research and development expenses decreased 6% to $3.53 million in 2000 from $3.74 million in 1999. This decrease resulted primarily from reduced personnel related expenses, lower legal fees, and reduced direct materials expense. The 21% decrease to $3.74 million in 1999 from $4.75 million in 1998 was primarily from reduced personnel related expenses, due to fewer employees in 1999 than in 1998, and a decrease in patent attorney legal fees. These employee reductions are associated with the Company's change in strategy to an R&D company during 1998.

     Marketing, general and administrative expenses decreased 11% to $1.66 million in 2000 from $1.86 million in 1999. This decrease resulted primarily from reduced personnel related expenses, decreased royalty expenses, and lower administrative expenses. The 29% decrease to $1.86 million in 1999 from $2.61 million in 1998 resulted primarily from a decrease in the provision for obsolete inventory, lower personnel-related expenses, lower corporate legal fees, and decreases in travel expenses and trade show activities.

    For 2000, 1999, and 1998, interest income decreased as a result of lower cash and cash equivalents balances throughout each year in comparison with the previous year.

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

     In April 2000, the Company received $2.00 million in cash pursuant to two $1.00 million convertible promissory notes payable from two major shareholders of the Company. The Company was required to make quarterly interest payments at prime plus four percent. If the Company consummated an equity issuance during the term of the loans, the lenders could convert the loans in whole or in part into equity at the same price at which the equity was being issued by the Company. If the notes were not converted, the principal was due in March 2002. Each lender was issued warrants to purchase 112,994 shares of the Company's common stock at an exercise price of $1.77 per share. The warrants expire in March 2005.

     In September 2000, the Company received $1.93 million in cash, net of issuance costs, pursuant to the issuance of 404,500 shares of redeemable convertible preferred stock to two major shareholders of the Company. The balance of the total preferred stock purchase price of $4.00 million was paid by the conversion of the $2.00 million convertible promissory notes issued in April 2000. The Company incurred total interest expense on the convertible promissory notes, prior to the conversion to preferred stock, of $0.22 million. The preferred stock may be converted to common stock of the Company at any time at the option of the holders at a conversion price of $0.851 per share, subject to various possible adjustments. The Company may redeem the preferred stock at any time at a price equal to $10.00 per share plus all accrued and unpaid dividends, and it must be redeemed in September 2005, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative, and compound annually. Each of the two shareholders were issued warrants to purchase 470,035 shares of the Company's common stock at an exercise price of $0.886 per share, subject to various possible adjustments. The warrants expire in September 2005.

    As of December 31, 2000, the Company had cash and cash equivalents of $0.78 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

    Net cash used in operating activities increased to $4.89 million in 2000 from $2.49 million in 1999. This change in net cash used in operating activities is primarily due to the decrease in revenues, both current and deferred.

    During the years ended December 31, 2000 and 1999, cash used in investing activities was $21,974 and $964, respectively, which primarily reflected the purchase of office, manufacturing and battery testing equipment, as well as purchases and sales of short-term investments in 1999.

     Net cash provided by financing activities of $3.93 million for the year ended December 31, 2000 arose from the issuance of convertible notes and redeemable convertible preferred stock. No cash was provided by financing activities during the year ended December 31, 1999.

    As discussed in Note 6 to the Financial Statements, the Company has agreed to pay DEMI royalties pursuant to the DEMI License. During 1999, the last required payment to DEMI was made for minimum royalty fees. The Company recorded royalty expense related to the DEMI License for the years ended December 31, 2000, 1999, and 1998 and for the period from inception to December 31, 2000 of $0, $0.05 million, $0.10 million, and $1.39 million, respectively.

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

    At December 31, 2000, the Company had available net operating loss carryforwards for income tax purposes of approximately $64.95 million and research and development credit carryforwards of approximately $1.46 million. These carryforward items will both begin to expire in 2004 and are both subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards and the research and development credit carryforwards available to the Company in the future.

    On February 27, 2001, AER's major shareholder, Elmwood Partners II (affiliated with Jon Lindseth), invested an additional $0.99 million in Company redeemable convertible preferred stock, net of issuance costs. The preferred stock is convertible to common stock at a conversion price of $0.515 per share, subject to various possible adjustments. A warrant to purchase a total of 776,699 shares of AER Energy common stock at $0.538 per share, subject to various possible adjustments, was also issued to the investor. The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue technology development at the current level of activity into the second quarter of 2001. The Company will need to raise additional funds through additional license agreements, R&D contracts, debt or equity, which it is currently pursuing. There is no assurance that the needed funds will be raised. If sufficient funds are not raised, the Company will be required to severely curtail or terminate operations.

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

Impact of Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was required to be adopted in the fourth quarter of 2000 with retroactive application to the beginning of the year. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, Accounting Changes. The adoption of SAB 101 had no material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, in May 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company believes there will be no material impact on its results of operations and financial position upon adoption of this Statement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

    The Company has invested a portion of its cash and cash equivalents in high-rated corporate debt financial instruments that mature in 90 days or less. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company has no transactions that qualify for treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information concerning the nominees for Directors of the Company set forth under "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

    Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

    Information concerning the Executive Officers of the Company is contained in a separate section captioned "Executive Officers of the Registrant" in Part I of this report and is incorporated herein by reference in response to the information required by this Item 10.

Item 11. Executive Compensation.

    The information set forth under "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information set forth under "Voting Securities" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions.

    The information set forth under "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 13.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents:

      (1) The following financial statements of the Company and Report of Independent Auditors are filed as part of this Report.

          Balance Sheets as of December 31, 2000 and 1999

          Statements of Operations for the years ended December 31, 2000, 1999, and 1998, and for the period from July 17, 1989 (date of inception) to December 31, 2000

          Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2000, 1999, and 1998, and for the period from July 17, 1989 (date of inception) to December 31, 2000

          Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998, and for the period from July 17, 1989 (date of inception) to December 31, 2000

          Notes to Financial Statements

          Report of Independent Auditors

     (2)  Financial Statement Schedules:

          Financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or the notes thereto.

     (3)  Exhibits:


EXHIBIT
 NUMBER                              DESCRIPTION OF EXHIBITS
-------           ----------------------------------------------------------------------------------------------------------------
   3.1            Articles of Incorporation of the Company, as amended.
   3.2            Bylaws of the Company, as amended. (1)
   4.1            See Articles II and VII of the Company's Articles of Incorporation located within
                  Exhibit 3.1
   4.2            See Articles 2, 3 and 4 of the Company's Bylaws located within Exhibit 3.2
   4.3            Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of March 31, 2000 between
                  The Kindt-Collins Company and AER Energy Resources, Inc. (15)
   4.4            Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of April 3, 2000 between
                  FW AER II, L. P. and AER Energy Resources, Inc. (15)
   4.5            Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of September 27, 2000 between
                  Elmwood Partners II and AER Energy Resources, Inc. (17)
   4.6            Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of September 27, 2000 between
                  FW AER II, L. P. and AER Energy Resources, Inc. (17)
  10.1            License Agreement dated July 19, 1989 among the Company, Dreisbach Electromotive, Inc. and Mike Cheiky.(2)
  10.2*           AER Energy Resources, Inc. 1992 Stock Option Plan, as amended.(2)
  10.3*           Form of Non-Qualified Stock Option Agreement.(3)
  10.4*           Form of Incentive Stock Option Agreement.(3)
  10.5            Agreement dated May 12, 1993 between the Company and Westinghouse Electric Corporation.(2)
  10.6*           Form of Indemnity Agreement with Directors.(2)
  10.7            Consent to Partial Assignment of Royalties and Amendment No. 2 to License Agreement dated as of October 15, 1993 among the Company, Dreisbach Electromotive, Inc. and Mike Cheiky.(4)
  10.8            Amended and Restated DEMI/AER Air Manager Agreement dated October 15, 1993 among the Company,
                  Dreisbach Electromotive, Inc. and Mike Cheiky.(4)
  10.9*           AER Energy Resources, Inc. 1993 Non-Employee Directors' Restricted Stock Award Plan.(4)

10.10*            Form of Director's Restricted Stock Award Agreement.(5)
10.11*            Stock Option Agreement dated November 2, 1989 by and between David W. Dorheim and Aerobic Power Systems, Inc.
                  (now AER Energy Resources, Inc.).(6)
10.12*            Stock Option Agreement dated February 8, 1991 by and between R. Dennis Bentz and AER Energy Resources, Inc. (6)
10.13*            Stock Option Agreement dated July 1, 1990 by and between Frank M. Harris and Aerobic Power Systems, Inc.
                  (now AER Energy Resources, Inc.).(6)
10.14             Lease Agreement dated November 15, 1993 between AER Energy Resources, Inc. and Highlands Park Associates.(7)
10.15             Lease Agreement dated March 25, 1994 between AER Energy Resources, Inc. and Highlands Park Associates.(7)
10.16*            Stock Option Agreement dated December 20, 1994 between H. Douglas Johns and AER Energy Resources, Inc.(8)
10.17*            Consulting Agreement dated December 20, 1994 between H. Douglas Johns and AER Energy Resources, Inc.(9)
10.18             Form of Convertible Debenture Subscription Agreement.(10)
10.19             Form of 8% Convertible Debenture due November 17, 1997.(10)
10.20             Registration Rights Agreement.(10)
10.21             Warrant to Purchase Common Stock.(10)
10.22             Amendment No. 3 to License Agreement and Termination of Technology Assignment Agreement dated
                  December 26, 1995.(11)
10.23             Securities Purchase Agreement, dated as of May 20, 1996, by and between FW AER Partners, L.P. and
                  AER Energy Resources, Inc.(12)
10.24             Warrant to Purchase Common Stock.(12)
10.25*            Agreement between H. Douglas Johns and AER Energy Resources, Inc. dated November 7, 1996, amending Mr. Johns'
                  Consulting Agreement and Stock Option Agreement.(13)
10.26             Technology Licenses and Services Agreement, dated as of September 24, 1998, by and between Duracell Inc. and
                  AER Energy Resources, Inc.(14)
10.27             Convertible Promissory Note dated as of March 31, 2000 between The Kindt-Collins Company and AER Energy
                  Resources, Inc.(15)
10.28             Convertible Promissory Note dated as of April 3, 2000 between FW AER II, L.P. and AER Energy Resources, Inc.(15)
10.29             Securities Purchase Agreement dated as of September 27, 2000 between Elmwood Partners II and FW AER II, L. P., purchasers, and AER Energy Resources, Inc.(17)
21                Subsidiaries of the Company.(2)
23                Consent of Ernst & Young LLP, Independent Auditors.
         * Indicates management contract or compensatory plan or arrangement.

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

(11)     Filed on March 28, 1996 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended
         December 31, 1995 and incorporated herein by reference.
(12)     Filed on May 20, 1996 as an Exhibit to the Registrant's Form 8-K (File No. 0-21926) and incorporated herein by reference.
(13)     Filed on March 27, 1997 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended
         December 31, 1996 and incorporated herein by reference.
(14)     Filed on September 24, 1998 as an Exhibit to the Registrant's Form 8-K (File No. 0-21926) and incorporated herein by reference.
(15)     Filed on May 10, 2000 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the quarter ended March 31, 2000 and incorporated herein by reference.
(16)     Filed on August 12, 2000 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the quarter ended June 30, 2000 and incorporated herein by reference.
(17)     Filed on November 13, 2000 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the
         quarter ended September 30, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K filed in the fourth quarter of 2000:

    The registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.


                                          AER ENERGY RESOURCES, INC.

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


         SIGNATURE                                                TITLE                              DATE
    ---------------------                          ----------------------------------           --------------
           /s/ JON A. LINDSETH                     Chairman                                     March 15, 2001
    --------------------------------
             Jon A. Lindseth

          /s/ DAVID W. DORHEIM                     Director, President and Chief                March 15, 2001
    --------------------------------                 Executive Officer
            David W. Dorheim


             /s/ J. T. MOORE                       Vice President -- Chief Financial            March 15, 2001
    --------------------------------                 Officer, Treasurer and Secretary
               J. T. Moore                           (Principal Accounting Officer
                                                     and Principal Financial Officer)

           /s/ DAVID G. BROWN                      Director                                     March 15, 2001
    --------------------------------
             David G. Brown

           /s/ JAMES W. DIXON                      Director                                     March 15, 2001
    --------------------------------
             James W. Dixon

         /s/ WILLIAM L. JACKSON                    Director                                     March 15, 2001
    --------------------------------
           William L. Jackson

           /s/ JOHN L. WILKES                      Director                                     March 15, 2001
    --------------------------------
             John L. Wilkes

                           AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)

                         INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
          Report of Independent Auditors.......................     F-2

          Financial Statements

             Balance Sheets....................................     F-3

             Statements of Operations..........................     F-4

             Statements of Stockholders' (Deficit) Equity......     F-5

             Statements of Cash Flows..........................     F-6

             Notes to Financial Statements.....................     F-7

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
AER Energy Resources, Inc.

    We have audited the accompanying balance sheets of AER Energy Resources, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2000 and for the period from July 17, 1989 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AER Energy Resources, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from July 17, 1989 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                           /s/ ERNST & YOUNG LLP
                                           ------------------------------------
                                           Ernst & Young LLP


Atlanta, Georgia
January 12, 2001

                           AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS


                                                                                                     DECEMBER 31,
                                                                                           ---------------------------------
                                                                                              2000                  1999
                                                                                           -----------           -----------

                                             ASSETS
Current assets:
   Cash and cash equivalents                                                               $   781,314           $ 1,761,268
   Trade accounts receivable                                                                        --                31,070
   Inventories                                                                                  76,752                82,198
   Prepaid expenses and other current assets                                                    59,402                83,355
                                                                                           -----------           -----------
Total current assets                                                                           917,468             1,957,891
Equipment and improvements:
   Machinery and equipment                                                                   2,956,329             3,104,958
   Office equipment                                                                            242,466               300,810
   Leasehold improvements                                                                      220,668               218,790
                                                                                           -----------           -----------
                                                                                             3,419,463             3,624,558
   Less accumulated depreciation                                                            (3,096,045)           (3,012,647)
                                                                                           -----------           -----------
                                                                                               323,418               611,911
Other assets                                                                                    10,791                11,191
                                                                                           -----------           -----------
TOTAL ASSETS                                                                               $ 1,251,677           $ 2,580,993
                                                                                           ===========           ===========


                   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                     STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                                                        $    60,910           $    70,583
   Deferred revenue                                                                            287,500               431,250
   Other accrued expenses                                                                      158,940               191,873
                                                                                           -----------           -----------
Total current liabilities                                                                      507,350               693,706

Long-term liabilities - deferred revenue                                                            --               287,500

Series A redeemable convertible preferred stock, no par value:
      Authorized - 425,000 shares in 2000; 404,500 shares issued and outstanding at December 31, 2000; liquidation preference and redemption price of $4,116,293 as of December 31, 2000 (including
         $71,293 undeclared dividends in 2000)                                               3,386,419                    --
                                                                                           -----------           -----------
Total liabilities and redeemable convertible preferred stock                                 3,893,769               981,206

Stockholders' (deficit) equity:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                              --                    --
   Common stock, no par value:
      Authorized - 100,000,000 shares; issued and outstanding - 24,850,263 shares
         at December 31, 2000 and 1999                                                      67,212,754            66,580,384
   Unearned stock compensation                                                                 (31,861)              (66,808)
   Deficit accumulated during the development stage                                        (69,822,985)          (64,913,789)
                                                                                           -----------           -----------
Total stockholders' (deficit) equity                                                        (2,642,092)            1,599,787
                                                                                           -----------           -----------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY                                               $ 1,251,677           $ 2,580,993
                                                                                           ===========           ===========
See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                                     PERIOD FROM
                                                                          Year Ended December 31,                   JULY 17, 1989
                                                             ----------------------------------------------     (date of inception)
                                                                2000              1999              1998        to December 31, 2000
                                                             -----------      ------------      ------------    --------------------

License fees and research and development revenues           $   431,250      $  1,946,970      $    350,000          $  2,728,220

Product sales                                                         --                --                --               338,174
   Cost of product sales                                              --                --                --            (6,758,985)
                                                             -----------      ------------      ------------          ------------
   Gross margin on product sales                                      --                --                --            (6,420,811)
                                                             -----------      ------------      ------------          ------------
                                                                 431,250         1,946,970           350,000            (3,692,591)
Costs and expenses:
   Research and development
   - related party                                                    --                --                --             1,145,913
   - other                                                     3,525,572         3,736,317         4,746,681            41,579,313
   Marketing, general and administrative
   - related party                                                    --            50,000            99,931             1,388,695
   - other                                                     1,658,372         1,806,038         2,513,215            25,305,662
                                                             -----------      ------------      ------------          ------------
Total costs and expenses                                       5,183,944         5,592,355         7,359,827            69,419,583
                                                             -----------      ------------      ------------          ------------
Operating loss                                                (4,752,694)       (3,645,385)       (7,009,827)          (73,112,174)
Interest income                                                   64,664           158,556           378,318             4,111,358
Interest expense - related parties                              (221,166)               --                --              (485,611)
                                                             -----------      ------------      ------------          ------------
Net loss                                                      (4,909,196)       (3,486,829)       (6,631,509)          (69,486,427)

Accretion of redeemable convertible preferred stock              (33,874)               --                --               (33,874)
Redeemable convertible preferred stock dividend requirements     (71,293)               --                --               (71,293)
                                                             -----------      ------------      ------------          ------------
Net loss attributable to common stock                        $(5,014,363)     $ (3,486,829)     $ (6,631,509)         $(69,591,594)
                                                             ===========      ============      ============          ============

Net loss per common share (basic and diluted)                $     (0.20)     $      (0.14)     $      (0.27)         $      (4.11)
                                                             ===========      ============      ============          ============
Weighted average shares outstanding (basic and diluted)       24,850,263        24,853,452        24,839,403            16,915,297

See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY




                                                                                                         Common Stock
                                                                               Convertible       -----------------------------
                                                                               Debentures           Shares            Amount
                                                                              -----------------------------------------------------
   Issuance of common stock:
      For cash ranging from $0.02 to $6.31 per share,
         inception to May 1996                                                $         --        10,005,908       $ 20,622,292
      For cash in public offerings for $5.25 and $7.00 per share,
         June 1993 to December 1994                                                     --         5,461,700         30,257,263
      For promissory notes ranging from $0.89 to $1.89 per share,
         February 1990 to January 1993                                                  --           135,450            169,675
      For exchange of debt ranging from $1.22 to $1.89 per share,
         May 1991 to July 1992                                                          --         3,079,305          4,438,934
   Exercise of stock options ranging from $0.89 to $5.00 per share,
      May 1994 to June 1996                                                             --           108,600            133,546
   Payments received on promissory notes                                                --                --                 --
   Shares granted under Restricted Stock Award Plan (Note 4)                            --           143,750          1,209,455
   Shares canceled under Restricted Stock Award Plan (Note 4)                           --           (36,000)          (260,813)
   Compensation under Restricted Stock Award Plan                                       --                --           (195,750)
   Cancellation of promissory note                                                      --           (21,375)           (40,375)
   Sale of convertible debentures for cash, November 1995                        9,834,500                --                 --
   Interest payable on convertible debentures                                      336,558                --                 --
   Conversion of debentures into common stock                                  (10,171,058)        5,913,675         10,171,058
   Grant of compensatory stock options                                                  --                --             14,063
   Forgiveness of promissory notes                                                      --                --                 --
   Net loss and comprehensive loss, inception to December 31, 1997                      --                --                 --
                                                                              -----------------------------------------------------
Balance at December 31, 1997                                                            --        24,791,013         66,519,348
   Exercise of stock options at $0.89 per share, January 1998                           --            11,250             10,012
   Shares granted under Restricted Stock Award Plan                                     --            60,000             63,780
   Compensation under Restricted Stock Award Plan                                       --                --                 --
   Payments received on promissory notes                                                --                --                 --
   Forgiveness of promissory notes                                                      --                --                 --
   Net loss and comprehensive loss                                                      --                --                 --
                                                                              -----------------------------------------------------
Balance at December 31, 1998                                                            --        24,862,263         66,593,140
   Shares canceled under Restricted Stock Award Plan                                    --           (12,000)           (12,756)
   Compensation under Restricted Stock Award Plan                                       --                --                 --
   Net loss and comprehensive loss                                                      --                --                 --
                                                                              -----------------------------------------------------
Balance at December 31, 1999                                                            --        24,850,263         66,580,384
   Issuance of 225,988 warrants in conjunction with the
      issuance of convertible promissory notes                                          --                --            361,581
   Conversion of convertible promissory notes to redeemable
      convertible preferred stock                                                       --                --           (272,692)
   Issuance of 940,070 warrants in conjunction with the
      issuance of redeemable convertible preferred stock                                --                --            648,648
   Accretion of redeemable preferred stock and preferred stock dividends                --                --           (105,167)
   Compensation under Restricted Stock Award Plan                                       --                --                 --
   Net loss and comprehensive loss                                                      --                --                 --
                                                                              -----------------------------------------------------
Balance at December 31, 2000                                                  $         --        24,850,263       $ 67,212,754
                                                                              =====================================================
                                                                                                        Deficit
                                                                        Notes                         Accumulated
                                                                      Receivable                       During the         Total
                                                                      from Common      Unearned       Development     Stockholders'
                                                                      Stock Sales    Compensation         Stage     (Deficit) Equity
                                                                      --------------------------------------------------------------
   Issuance of common stock:
      For cash ranging from $0.02 to $6.31 per share,
         inception to May 1996                                        $      --       $        --     $         --     $ 20,622,292
      For cash in public offerings for $5.25 and $7.00 per share,
         June 1993 to December 1994                                          --                --               --       30,257,263
      For promissory notes ranging from $0.89 to $1.89 per share,
         February 1990 to January 1993                                 (169,675)               --               --               --
      For exchange of debt ranging from $1.22 to $1.89 per share,
         May 1991 to July 1992                                               --                --               --        4,438,934
   Exercise of stock options ranging from $0.89 to $5.00 per share,
      May 1994 to June 1996                                                  --                --               --          133,546
   Payments received on promissory notes                                 57,425                --               --           57,425
   Shares granted under Restricted Stock Award Plan (Note 4)                 --        (1,209,455)              --               --
   Shares canceled under Restricted Stock Award Plan (Note 4)                --           260,813               --               --
   Compensation under Restricted Stock Award Plan                            --           823,760               --          628,010
   Cancellation of promissory note                                       40,375                --               --               --
   Sale of convertible debentures for cash, November 1995                    --                --               --        9,834,500
   Interest payable on convertible debentures                                --                --         (336,558)              --
   Conversion of debentures into common stock                                --                --               --               --
   Grant of compensatory stock options                                       --                --               --           14,063
   Forgiveness of promissory notes                                       35,937                --               --           35,937
   Net loss and comprehensive loss, inception to
     December 31, 1997                                                       --                --      (54,458,893)     (54,458,893)
                                                                      -------------------------------------------------------------
Balance at December 31, 1997                                            (35,938)         (124,882)     (54,795,451)      11,563,077
   Exercise of stock options at $0.89 per share, January 1998                --                --               --           10,012
   Shares granted under Restricted Stock Award Plan                          --           (63,780)              --               --
   Compensation under Restricted Stock Award Plan                            --            72,822               --           72,822
   Payments received on promissory notes                                  2,000                --               --            2,000
   Forgiveness of promissory notes                                       33,938                --               --           33,938
   Net loss and comprehensive loss                                           --                --       (6,631,509)      (6,631,509)
                                                                      -------------------------------------------------------------
Balance at December 31, 1998                                                 --          (115,840)     (61,426,960)       5,050,340
   Shares canceled under Restricted Stock Award Plan                         --            12,756               --               --
   Compensation under Restricted Stock Award Plan                            --            36,276               --           36,276
   Net loss and comprehensive loss                                           --                --       (3,486,829)      (3,486,829)
                                                                      -------------------------------------------------------------
Balance at December 31, 1999                                                 --           (66,808)     (64,913,789)       1,599,787
   Issuance of 225,988 warrants in conjunction with the
      issuance of convertible promissory notes                               --                --               --          361,581
   Conversion of convertible promissory notes to redeemable
      convertible preferred stock                                            --                --               --         (272,692)
   Issuance of 940,070 warrants in conjunction with the
      issuance of redeemable convertible preferred stock                     --                --               --          648,648
   Accretion of redeemable preferred stock and preferred
      stock dividends                                                        --                --               --         (105,167)
   Compensation under Restricted Stock Award Plan                            --            34,947               --           34,947
   Net loss and comprehensive loss                                           --                --       (4,909,196)      (4,909,196)
                                                                      -------------------------------------------------------------
Balance at December 31, 2000                                          $      --       $   (31,861)    $(69,822,985)    $ (2,642,092)
                                                                      =============================================================

     See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                                       PERIOD FROM
                                                                                                                      JULY 17, 1989
                                                                                                                        (date of
                                                                                 Years Ended December 31,             inception) to
                                                                     -------------------------------------------       December 31,
                                                                        2000             1999            1998              2000
                                                                     -----------     -----------     ------------     -------------
Operating activities:
Net loss                                                             $(4,909,196)    $(3,486,829)    $ (6,631,509)    $(69,486,427)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                      299,316         428,364          467,191        4,143,482
      Amortization of unearned stock compensation                         34,947          36,276           72,822          772,055
      Amortization of discount on promissory notes                        88,889              --               --           88,889
      Grant of compensatory stock options                                                                                   14,063
      Forgiveness of promissory notes                                         --              --           33,938           69,875
      Loss on disposal of equipment                                       11,151           1,019               --           79,440
      Deferred rental expense                                                 --              --           (2,112)              --
      Accretion of discount on short-term investments
         and marketable securities                                            --         (75,852)              --         (263,259)
      Changes in operating assets and liabilities:
         Trade accounts receivable                                        31,070         (31,070)             116               --
         Inventories, net                                                  5,446         (29,469)         238,549          (76,752)
         Prepaid expenses and other assets                                24,353         (26,291)          98,060          (53,662)
         Accounts payable                                                 (9,673)         (8,506)        (140,141)          60,910
         Accrued royalties - related party                                    --         (30,000)              --               --
         Deferred revenue                                               (431,250)        668,750           50,000          287,500
         Other accrued expenses                                          (32,933)         65,972         (117,145)         317,874
                                                                     -----------     -----------     ------------     ------------
Net cash used in operating activities                                 (4,887,880)     (2,487,636)      (5,930,231)     (64,046,012)

Investing activities:
Purchases of equipment and improvements                                  (21,974)        (76,816)         (38,783)      (4,172,667)
Purchases of short-term investments and marketable securities                 --      (3,224,148)              --      (14,736,444)
Purchase of license agreement                                                 --              --               --         (250,000)
Proceeds from sales/maturities of short-term investments and
      marketable securities                                                   --       3,300,000               --       15,000,000
Changes in other assets                                                       --              --               --         (140,501)
                                                                     -----------     -----------     ------------     ------------
Net cash used in investing activities                                    (21,974)           (964)         (38,783)      (4,299,612)

Financing activities:
Proceeds from revolving credit note to related parties                        --              --               --        5,430,000
Issuance of convertible debentures, net of issuance costs                     --              --               --        9,834,500
Proceeds from convertible notes payable to related parties             2,000,000              --               --        2,000,000
Payments on notes payable to related parties                                  --              --               --       (1,150,000)
Payments received on promissory notes                                         --              --            2,000           59,425
Issuance of common stock upon exercise of stock options                       --              --           10,012          143,558
Issuance of common stock, net of issuance costs                               --              --               --       50,879,555
Issuance of redeemable convertible preferred stock, net of
      issuance costs                                                   1,929,900              --               --        1,929,900
                                                                     -----------     -----------     ------------     ------------
Net cash provided by financing activities                              3,929,900              --           12,012       69,126,938
                                                                     -----------     -----------     ------------     ------------
(Decrease) increase in cash and cash equivalents                        (979,954)     (2,488,600)      (5,957,002)         781,314
Cash and cash equivalents at beginning of period                       1,761,268       4,249,868       10,206,870               --
                                                                     -----------     -----------     ------------     ------------
Cash and cash equivalents at end of period                           $   781,314     $ 1,761,268     $  4,249,868     $    781,314
                                                                     ===========     ===========     ============     ============

Supplement disclosure of non-cash financing activities:
      Upon resignation of one member of the Company's Board
         of Directors, 12,000 non-vested shares of common stock,
         issued under the 1993 Non-Employee Directors' Restricted
         Stock Award Plan, were forfeited and returned to
         authorized and unissued shares                              $        --     $    12,756     $         --     $     12,756
                                                                     ===========     ===========     ============     ============

      Conversion of the $2.0 million promissory notes payable
         to related parties to redeemable convertible preferred
         stock, net of unamortized discount of $272,692              $ 1,727,308     $        --     $         --     $  1,727,308
                                                                     ===========     ===========     ============     ============

See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

1. Significant Accounting Policies

Description of Business

    AER Energy Resources, Inc. (the "Company" or "AER Energy") was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. AER Energy's current strategy as a research and development ("R&D") company is focused on primary (disposable), rather than rechargeable, zinc-air battery technology and licensing its extensive patent portfolio to large established battery and original equipment manufacturers ("OEMs") with plans to commercialize the technology. Until 1998, the Company's operations had been focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, and similar activities. The current strategy allows the Company to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers.

    The Company continues to be a development stage company. Under the current strategy, the Company seeks to generate revenues from license and royalty fees, and R&D contract fees. Revenues in the form of license fees and R&D funds commenced in the fourth quarter of 1998 related to the Technology Licenses and Services Agreement with Duracell Inc., as discussed in Note 7. New alliances, license agreements, and R&D contracts continue to be sought which would eventually bring the Company out of the development stage.

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

    The Company currently anticipates that its existing cash and cash equivalents balance in addition to the funding received on February 27, 2001 (see Note 14) will fund operations and continue technology development at the current level of activity into the second quarter of 2001. The Company will need to raise additional funds through additional license agreements, R&D contracts, debt or equity. There is no assurance that the needed funds will be raised. If sufficient funds are not raised, the Company will be required to severely curtail or terminate operations.

Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the net book value of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current R&D operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to the 1998 agreement with Duracell Inc., throughout the remaining life of the Company's fixed assets. The Company will likely need working capital infusions from yet unidentified sources to bridge shortfalls in cash flow before such license or research and development agreements are executed and generating cash. If the Company is unable to enter into such agreements or obtain debt or equity financing, a writedown of long-lived assets to fair value may be required. During the years ended December 31, 2000, 1999 and 1998, the Company recorded write-offs of obsolete equipment with a net book value of $11,151, $1,019, and $0, respectively, as part of marketing, general and administrative expenses.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 2000 and 1999, the Company maintained approximately 38% and 87%, respectively, of its cash and cash equivalents, consisting of short duration, high-rated corporate debt securities, under the management of a high credit quality, third party financial institution custodian.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

    Inventories are valued at lower of cost or market, using the first-in, first-out (FIFO) method. The inventory balances at December 31, 2000 and 1999 of $76,752 and $82,198, respectively, consist entirely of raw materials.

Long-Lived Assets

    In accordance with the provision of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed.

Equipment and Improvements

    Equipment and improvements are stated at cost. Depreciation of equipment and improvements is computed using the straight-line method over their estimated useful lives, ranging from three to seven years. Certain equipment is used to advance the development of production processes, refine product designs for production and produce batteries for laboratory and field testing. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms. During the years ended December 31, 2000 and 1999, the Company recorded a write-off of fully depreciated obsolete equipment of $210,182 and $418,966, respectively.

Revenue Recognition

    License fee revenues are recognized over the period earned and research and development revenues are recognized over the period the services are performed. Revenues from product sales are recognized when the products are shipped.

Income Taxes

    The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are likely to be in effect when the differences are expected to reverse. At December 31, 2000 and 1999, the Company recorded a 100% valuation allowance against any deferred tax assets.

Research and Development

    Research and development costs are charged to expense as incurred.

Stock-Based Compensation

    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") sets forth accounting and reporting standards for stock based employee compensation plans. As permitted by SFAS 123, the Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations

("APB 25"). Under APB 25, no compensation expense is recognized for stock options granted to employees at fair market value. To date, all of the Company's stock option grants have been made with an option exercise price equal to or greater than the fair market value of the underlying common stock, and accordingly, no compensation expense has been recorded.

Impact of Recently Issued Accounting Standards

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is required to be adopted in the fourth quarter of 2000 with retroactive application to the beginning of the year. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, Accounting Changes. The adoption of SAB 101 had no material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, in May 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company believes there will be no material impact on its results of operations and financial position upon adoption of this Statement.

Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Leases

    The Company leases office and manufacturing space under operating leases that expire in 2001. Rent expense under the operating leases for the years ended December 31, 2000, 1999, and 1998 and for the period from July 17, 1989 (date of inception) to December 31, 2000 was $166,389, $188,959, $221,899, and
$1,620,432, respectively. Minimum lease payments due in 2001 in the aggregate under the operating leases are $124,035.

3. 1993 Non-Employee Directors' Restricted Stock Award Plan

    The Company's 1993 Non-Employee Directors' Restricted Stock Award Plan provides for the grant of up to an aggregate of 240,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company. In general, the plan provides for awards of 15,000 shares of common stock to each non-employee director once every five years, with 3,000 shares vesting after each year of his or her service as a director. At December 31, 2000, 155,750 shares of the Company's common stock were outstanding pursuant to this plan.

    No restricted shares were granted during 2000 or 1999. The total number of restricted shares granted during the year ended December 31, 1998 was 60,000. The weighted-average fair value of restricted shares granted for the year ended December 31, 1998 was $1.06.

    Total compensation expense incurred under this plan for the years ended December 31, 2000, 1999 and 1998 was $0.03 million, $0.04 million, and $0.07 million, respectively, and is included in marketing, general and administrative costs and expenses.

4. Stockholders' (Deficit) Equity

     On September 27, 2000, the Company issued 404,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and warrants to purchase up to 940,070 shares of common stock for a total purchase price, net of transaction fees, of $3.93 million to two major shareholders of the Company. The Company received cash of $1.93 million, net of issuance costs, and the exchange of the $2.00 million of outstanding principal on the convertible promissory notes issued in April 2000 (see Note 11) for the new issuances. The Series A Preferred may be converted, at the option of the holders, to common stock of the Company at any time at a conversion price of $0.851 per share, subject to various possible adjustments. The Company may redeem the Series A Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in September 2005, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The Company incurred total interest expense on the convertible promissory notes of $0.22 million in 2000.

    The warrants are exercisable for five years and entitle the holders to purchase common stock at an exercise price of $0.886 per share, subject to various possible adjustments. The fair value for these warrants of $0.65 million, or $0.69 per share, was estimated at the issuance date using a Black-Scholes valuation model. The warrant value has been allocated to common stock from the proceeds of the Series A Preferred and will be accreted to the Series A Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series A Preferred will equal the mandatory redemption value.

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

    During the period from inception to December 31, 1994, the Company issued shares of stock to officers and employees of the Company in exchange for notes receivable. These notes were secured by the shares of common stock issued and bear interest at 10%. The notes required payments of interest only through 1993. In December 1994, the notes were amended to include full recourse against the borrowers in the event of nonpayment with principal and accrued interest payable in equal annual installments in 1997 and 1998. The amended notes also included a forgiveness provision for the entire indebtedness contingent on the continued employment of the makers of the notes. Pursuant to the forgiveness provision, $33,938 of outstanding principal were forgiven and recorded as compensation expense in the Statement of Operations on December 1, 1998.

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

    At December 31, 2000, the Company had reserved 3,997,058 shares of common stock for the future issuance of restricted stock awards and stock options, and the future exercise of stock options, warrants, and convertible preferred stock.

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

    The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 options: risk-free interest rate of 5.9%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 171%; and a weighted-average expected option life of five years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999. The Company's pro forma information follows (in thousands except for loss per share information):


                                                    Years Ended December 31,
                                             --------------------------------------
                                              2000            1999           1998
                                             -------         -------        -------
     Pro forma net loss attributable
         to common stock..............       $(4,996)        $(3,623)       $(6,751)
     Pro forma net loss per share:
         Basic and diluted.........          $ (0.20)        $ (0.15)       $ (0.27)


    A summary of option activity related to the 1992 Stock Option Plan follows:


                                                                                       Weighted
                                                                                       Average
                                                                        Option         Exercise
                                                                        Shares      Price Per Share
                                                                      ----------    ---------------

Outstanding at December 31, 1997 .................................      901,625           $3.26
  Canceled .......................................................     (236,000)           3.42
                                                                      ---------
Outstanding at December 31, 1998 .................................      665,625            3.21
  Granted ........................................................      665,000            0.25
  Canceled .......................................................     (100,000)           1.75
  Expired ........................................................      (32,625)           1.89
                                                                      ---------
Outstanding at December 31, 1999 .................................    1,198,000            1.72
  Canceled .......................................................      (28,500)           1.29
                                                                      ---------
Outstanding at December 31, 2000 .................................    1,169,500           $1.73
                                                                      =========

Outstanding at December 31, 2000:
  Exercise price of $0.25 with a weighted-average remaining
    contractual life of 8.5 years ................................      596,500           $0.25
  Exercise price ranging from $2.06 to $3.19 with a
    weighted-average remaining contractual life of 3.9 years .....      540,000            3.18
  Exercise price ranging from $3.88 to $6.19 with a
    weighted-average remaining contractual life of 5.2 years .....       33,000            4.85
                                                                      ---------
                                                                      1,169,500           $1.73
                                                                      ---------
Options exercisable at December 31, 2000:
  Exercise price of $0.25 ........................................           --           $  --
  Exercise price ranging from $2.06 to $3.19 .....................      538,000            3.18
  Exercise price ranging from $3.88 to $6.19 .....................       28,000            4.86
                                                                      ---------
                                                                        566,000           $3.27
                                                                      =========
Options exercisable at December 31, 1999: ........................      499,000           $3.27
                                                                      =========
Options exercisable at December 31, 1998: ........................      450,625           $3.15
                                                                      =========


    The weighted-average fair value of options granted during 1999 was $0.24. No options were granted in 2000 and 1998.

    Prior to adoption of the 1992 Stock Option Plan, the Company entered into stock option agreements with key employees to purchase common stock of the Company. All options granted under these stock option agreements expired in 1999. A summary of option activity related to these agreements follows:


                                                                                              Weighted
                                                                                              Average
                                                                                Option        Exercise
                                                                                Shares     Price Per Share
                                                                               --------    ---------------

        Outstanding at December 31, 1997......................................  212,000         $ .90
          Canceled............................................................   (9,500)         1.22
          Exercised...........................................................  (11,250)          .89
                                                                               --------
        Outstanding at December 31, 1998......................................  191,250           .89
          Expired............................................................. (191,250)          .89
        Outstanding at December 31, 1999                                             --         $  --
                                                                               ========


6. Related Party Transactions

    The Company has a license agreement with Dreisbach Electromotive, Inc. ("DEMI"). Certain of the beneficiaries of this license agreement are also shareholders of the Company. Under DEMI's agreement, the Company has an exclusive license to use the patent rights for the purpose of manufacturing and marketing certain batteries and other products employing similar technology. In addition, the Company agreed to pay DEMI royalties, beginning in 1991, of 4% of net sales subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the agreement. The applicable percentage of royalties is currently 4% of net sales. The minimum royalty payments under the agreement were completed and paid in full in 1999. The Company recorded total royalty expense related to the DEMI license minimum royalty payments for the years ended December 31, 2000, 1999, and 1998 and for the period from inception to December 31, 2000 of $0, $0.05 million, $0.10 million, and $1.39 million, respectively. These minimum royalty expenses are included in marketing, general and administrative expenses in the Statements of Operations. Additional royalties based on a percentage of net sales, if any, would be included in the cost of sales.

    The Company recorded R&D expenses as a part of the agreement for the period from inception to December 31, 2000 of approximately $1.15 million, all of which were recorded prior to 1993. No additional amounts of R&D expenses were required under the agreement after 1992.

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

8. Income Taxes

    A reconciliation of the provision for income taxes to the federal and state statutory rate of 38% is as follows:


                                                                                             Period From
                                                                                          July 17, 1989 (Date
                                                    Years Ended December 31,                of Inception) to
                                         ----------------------------------------------       December 31,
                                             2000             1999              1998             2000
                                         -----------      -----------       -----------   -------------------

       Tax at statutory rate.........    $(1,865,494)     $(1,324,995)      $(2,519,973)     $(26,404,842)
       Research and development
         credits.....................        (80,487)         (84,872)         (112,687)       (1,461,465)
       Other.........................        253,587            3,223             9,112           300,727
       Valuation reserve.............      1,692,394        1,406,644         2,623,548        27,565,580
                                         -----------      -----------       -----------      ------------
                                         $        --      $        --       $        --      $         --
                                         ===========      ===========       ===========      ============


    The tax effects of temporary differences, credits, and carryforwards that give rise to significant portions of deferred tax assets consist of the following:


                                                           December 31,
                                                   -----------------------------
                                                      2000              1999
                                                   ------------     ------------
          Deferred tax assets:
            Net operating loss
              carryforwards..............          $ 24,681,638     $ 22,479,889
            Depreciation.................                34,406          232,285
            Start-up costs...............             1,340,967        1,710,888
            Research and development
              credits....................             1,461,465        1,380,978
            Warranty reserve.............                    --            3,933
            License agreement............                39,211           50,027
            Inventory obsolescence.......                 1,140            5,928
            Other........................                 6,753            9,258
                                                   ------------     ------------
            Gross deferred tax assets....            27,565,580       25,873,186
            Valuation allowance..........           (27,565,580)     (25,873,186)
                                                   ------------     ------------
          Net deferred tax assets........          $         --     $         --
                                                   ============     ============

    At December 31, 2000, the Company had available net operating loss carryforwards for income tax purposes of approximately $64.95 million and research and development credit carryforwards of approximately $1.46 million. These carryforward items will both begin to expire in 2004. Both of these carryforward items are subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss and credit carryforwards available to the Company in the future.

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

    On November 9, 1994, the Company closed a public offering of 2.50 million shares of its common stock, generating proceeds of $12.30 million, net of underwriting discounts and commissions but before deducting expenses. On December 7, 1994, 150,000 additional shares of common stock were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $0.74 million, net of underwriting discounts and commissions.

    On July 9, 1993, the Company closed an initial public offering of 2.50 million shares of its common stock, generating proceeds of $16.30 million, net of underwriting discounts and commissions but before deducting expenses. On August 6, 1993, 311,700 additional shares of common stock were issued pursuant to the underwriters' over-allotment option, generating additional proceeds of $2.00 million, net of underwriting discounts and commissions.

    The net proceeds from the common stock sales have been used to fund capital equipment purchases, R&D efforts, sales and marketing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes at the Company's discretion.

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

11.  Proceeds from the Sale of Convertible Promissory Notes

     On April 3, 2000, the Company received $2.00 million in cash pursuant to two $1.00 million convertible promissory notes from two major shareholders of the Company. The Company was required to make quarterly interest payments at prime plus four percent. If the Company consummated an equity issuance during the term of the loans, the lenders could convert the loans in whole or in part into equity at the same price at which the equity was being issued by the Company. If the notes were not converted, the principal was due in March 2002. As discussed in Note 4, upon the issuance of redeemable convertible preferred stock in September 2000, the lenders converted the entire $2.00 million principal of the convertible promissory notes into 200,000 shares of preferred stock. During the year ended December 31, 2000, $0.22 million of interest payments were made on the notes. Each lender was issued warrants to purchase 112,994 shares of the Company's common stock at an exercise price of $1.77 per share. The fair value for these warrants of $0.36 million, or a $1.60 per share, was estimated at the issuance date using a Black-Scholes valuation model and has been allocated to common stock from the proceeds. The warrants expire in March 2005.

12.  Defined Contribution Benefit Plan

    Effective February 1, 1993, the Company adopted the AER Energy Resources 401(k) Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company as of February 1, 1993 were eligible to participate in the plan. Employees hired after February 1, 1993 who have completed six months of service with the Company may participate in the plan. Participants may contribute up to 15% of their base salary to the plan and any employer matching contribution is discretionary. There was no employer matching contribution during the years ended December 31, 2000, 1999 and 1998.

13. Summary Quarterly Financial Information (Unaudited)


    The following table summarizes the Company's quarterly financial information (in thousands, except share data).



                                                                          Quarters in 2000 Ended
                                                       -----------------------------------------------------------
                                                       March 31          June 30        September 30   December 31
                                                       --------          -------        ------------   -----------

License fees and research and development
    revenues.........................................  $   108           $   108          $   108       $   107
Total costs and expenses.............................    1,380             1,282            1,317         1,205
                                                       -------           -------          -------       -------
Operating loss.......................................   (1,273)           (1,175)          (1,209)       (1,096)
                                                       -------           -------          -------       -------
Net loss.............................................  $(1,259)          $(1,261)         $(1,312)      $(1,077)
Accretion of redeemable convertible preferred
   stock.............................................       --                --               (1)          (33)
Redeemable convertible preferred stock
   dividend requirements.............................       --                --               (3)          (68)
                                                       -------           -------          -------       -------
Net loss attributable to common stock................  $(1,259)          $(1,261)         $(1,316)      $(1,178)

Net loss per common share
    basic and diluted................................  $ (0.05)          $ (0.05)         $ (0.05)      $ (0.05)


                                                                          Quarters in 1999 Ended
                                                       -----------------------------------------------------------
                                                       March 31          June 30        September 30   December 31
                                                       --------          -------        ------------   -----------

License fees and research and development
    revenues.........................................  $   483           $   497          $    485      $   482
Total costs and expenses.............................    1,679             1,454             1,230        1,229
                                                       -------           -------           -------      -------
Operating loss.......................................   (1,196)             (957)             (745)        (747)
                                                       -------           -------           -------      -------
Net loss.............................................  $(1,141)          $  (914)          $  (711)     $  (721)
Accretion of redeemable convertible preferred
    stock............................................       --                --                --           --
Redeemable convertible  preferred stock
    dividend requirements............................       --                --                --           --
                                                       -------           -------           -------      -------
Net loss attributable to common stock................  $(1,141)          $  (914)          $  (711)     $  (721)

Net loss per common share
    basic and diluted................................  $ (0.05)          $ (0.04)          $ (0.03)     $ (0.02)


14.  Subsequent Event (Unaudited)

     On February 27, 2001, the Company issued 102,250 shares of Series B Convertible Preferred Stock ("Series B Preferred") and warrants to purchase up to 776,699 shares of common stock for a total purchase price, net of transaction fees, of $0.99 million to one major shareholders of the Company, Elmwood Partners II (affiliated with Jon Lindseth). The Series B Preferred may be converted, at the option of the holders, to common stock of the Company at any time at a conversion price of $0.515 per share, subject to various possible adjustments. The Company may redeem the Series B Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrants are exercisable for five years and entitle the holders to purchase common stock at an exercise price of $0.5376 per share, subject to various possible adjustments.