Form 10-Q
period 2001-03-31
AER ENERGY RESOURCES INC /GA
filed 2001-05-15
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number                     0-21926
                       ---------------------------------------------------------


                           AER ENERGY RESOURCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                 34-1621925
     --------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     4600 Highlands Parkway, Suite G, Smyrna, Georgia          30082
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

There were 24,850,263 shares of Common Stock outstanding as of May 7, 2001.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                      Page
                                                                                      ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


           Condensed Balance Sheets - March 31, 2001 and December 31, 2000.             3

           Condensed Statements of Operations - Three Months Ended March 31,
                2001 and 2000, and Period From July 17, 1989 (Date of Inception)
                to March 31, 2001.                                                      4

           Condensed Statements of Cash Flows - Three Months Ended March 31,
                2001 and 2000, and Period From July 17, 1989 (Date of Inception)
                to March 31, 2001.                                                      5

           Notes to Condensed Financial Statements.                                     6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                        8


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  10



                           PART II - OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                   11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                            11

                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                            AER ENERGY RESOURCES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEETS


                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           2001                 2000
                                                                                       ------------         ------------
                                                                                        (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                             $    600,455         $    781,314
 Trade accounts receivable                                                                    3,580                   --
 Inventories                                                                                 88,084               76,752
 Prepaid expenses and other current assets                                                   78,721               59,402
                                                                                       ------------         ------------
Total current assets                                                                        770,840              917,468

Equipment and improvements                                                                3,426,367            3,419,463
 Less accumulated depreciation                                                           (3,143,721)          (3,096,045)
                                                                                       ------------         ------------
                                                                                            282,646              323,418
Other assets                                                                                 10,591               10,791
                                                                                       ------------         ------------
TOTAL ASSETS                                                                           $  1,064,077         $  1,251,677
                                                                                       ============         ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                                      $    109,531         $     60,910
 Deferred revenue                                                                           179,688              287,500
 Other accrued expenses                                                                     121,315              158,940
                                                                                       ------------         ------------
Total current liabilities                                                                   410,534              507,350
Redeemable convertible preferred stock, no par value, in series:
     Series A: authorized - 425,000 shares; 404,500 shares issued and outstanding at March 31, 2001 and December 31, 2000; liquidation preference and redemption price of $4,184,552 as of March 31, 2000
       (including $139,552 undeclared dividends)                                          3,487,110            3,386,419
    Series B: authorized - 250,000 shares; 102,250 shares issued and outstanding at March 31, 2001; liquidation preference and
       redemption price of $1,028,663 as of March 31, 2001 (including
       $6,163 undeclared dividends)                                                         728,014                   --
                                                                                       ------------         ------------
Total liabilities and redeemable convertible preferred stock                              4,625,658            3,893,769

Stockholders' deficit:
 Preferred stock, no par value:
    Authorized - 10,000,000 shares; no shares issued and outstanding                             --                   --
 Common stock, no par value:
    Authorized - 100,000,000 shares; 24,850,263 shares issued and
       outstanding at March 31, 2001 and December 31, 2000                               67,364,989           67,212,754
 Unearned stock compensation                                                                (23,124)             (31,861)
 Deficit accumulated during the development stage                                       (70,903,446)         (69,822,985)
                                                                                       ------------         ------------
Total stockholders' deficit                                                              (3,561,581)          (2,642,092)
                                                                                       ------------         ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK, AND STOCKHOLDERS' DEFICIT                                                      $  1,064,077         $  1,251,677
                                                                                       ============         ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                PERIOD FROM
                                                                                               JULY 17,1989
                                                                                                 (DATE OF
                                                                  THREE MONTHS ENDED           INCEPTION) TO
                                                                       MARCH 31,                  MARCH 31,
                                                                2001              2000              2001
                                                            ------------      ------------      ------------
License fees and research and development revenues          $    107,813      $    107,814      $  2,836,033

Product sales                                                         --                --           338,174
  Cost of product sales                                               --                --        (6,758,985)
                                                            ------------      ------------      ------------
  Gross margin on product sales                                       --                --        (6,420,811)
                                                            ------------      ------------      ------------
                                                                 107,813           107,814        (3,584,778)
                                                            ------------      ------------      ------------
Costs and expenses:
  Research and development
  - related party                                                     --                --         1,145,913
  - other                                                        777,547           921,768        42,356,860
  Marketing, general and administrative
  - related party                                                     --                --         1,388,695
  - other                                                        413,986           458,676        25,719,648
                                                            ------------      ------------      ------------
Total costs and expenses                                       1,191,533         1,380,444        70,611,116
                                                            ------------      ------------      ------------
  Operating loss                                              (1,083,720)       (1,272,630)      (74,195,894)
Interest income                                                    3,259            13,437         4,114,617
Interest expense - related parties                                    --                --          (485,611)
                                                            ------------      ------------      ------------
  Net loss                                                    (1,080,461)       (1,259,193)      (70,566,888)
                                                            ------------      ------------      ------------

Accretion of redeemable preferred stock                          (37,421)               --           (71,295)
Redeemable preferred stock dividends                             (74,422)               --          (145,715)
                                                            ------------      ------------      ------------
  Net loss attributable to common stock                     $ (1,192,304)     $ (1,259,193)     $(70,783,898)
                                                            ============      ============      ============

Net loss per share (basic and diluted)                      $      (0.05)     $      (0.05)     $      (4.14)
                                                            ============      ============      ============
Weighted average shares outstanding (basic and diluted)       24,850,263        24,850,263        17,082,388


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                    PERIOD FROM
                                                                                                    JULY 17,1989
                                                                                                      (DATE OF
                                                                       THREE MONTHS ENDED           INCEPTION) TO
                                                                            MARCH 31,                  MARCH 31,
                                                                      2001             2000             2001
                                                                  -----------      -----------      -------------
OPERATING ACTIVITIES:
Net loss                                                          $(1,080,461)     $(1,259,193)     $(70,566,888)
Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                        47,676           87,557         4,191,158
  Amortization of unearned stock compensation                           8,737            8,736           780,792
  Amortization of discount on promissory notes                             --               --            88,889
  Grant of compensatory stock options                                      --               --            14,063
  Forgiveness of promissory notes                                          --               --            69,875
  Loss on disposal of equipment                                            --               --            79,440
  Accretion of discount on short-term investments
     and marketable securities                                             --               --          (263,259)
  Net changes in operating assets and liabilities                    (130,848)        (128,926)          405,022
                                                                  -----------      -----------      ------------
Net cash used in operating activities                              (1,154,896)      (1,291,826)      (65,200,908)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                (6,904)          (5,233)       (4,179,571)
Purchases of short-term investments and marketable securities              --               --       (14,736,444)
Purchase of license agreement                                              --               --          (250,000)
Proceeds from sales/maturities of short-term investments and
  marketable securities                                                    --               --        15,000,000
Changes in other assets                                                    --               --          (140,501)
                                                                  -----------      -----------      ------------
Net cash used in investing activities                                  (6,904)          (5,233)       (4,306,516)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                     --               --         5,430,000
Issuance of convertible debentures, net of issuance costs                  --               --         9,834,500
Proceeds from convertible notes payable to related parties                 --               --         2,000,000
Payments on notes payable to related parties                               --               --        (1,150,000)
Payments received on promissory notes                                      --               --            59,425
Issuance of common stock upon exercise of stock options                    --               --           143,558
Issuance of common stock, net of issuance costs                            --               --        50,879,555
Issuance of redeemable convertible preferred stock, net of
  issuance costs                                                      980,941               --         2,910,841
                                                                  -----------      -----------      ------------
Net cash provided by financing activities                             980,941               --        70,107,879
                                                                  -----------      -----------      ------------
(Decrease) increase in cash and cash equivalents                     (180,859)      (1,297,059)          600,455
Cash and cash equivalents at beginning of period                      781,314        1,761,268                --
                                                                  -----------      -----------      ------------
Cash and cash equivalents at end of period                        $   600,455      $   464,209      $    600,455
                                                                  ===========      ===========      ============


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any interim period.

2.       SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at March 31, 2001 and December 31, 2000 of $88,084 and $76,752, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to the 1998 agreement with Duracell Inc., throughout the remaining useful lives of the Company's fixed assets. If the Company is unable to enter into such agreements, a write down of long-lived assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the three-month periods ended March 31, 2001 or 2000.

3.       PREFERRED STOCK AND WARRANT TRANSACTION

         On February 27, 2001, the Company issued 102,250 shares of Series B Convertible Preferred Stock ("Series B Preferred") and a warrant to purchase up to 776,699 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, Elmwood Partners II (affiliated with Jon Lindseth). The Series B Preferred may be converted, at the option of the holder, to common stock of the Company at any time at a conversion price of $0.515 per share, subject to various possible adjustments. The Company may redeem the Series B Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually.

         The warrant is exercisable for five years and entitles the holder to purchase one share of common stock at an exercise price of $0.5376 per share, subject to various possible adjustments. The fair value for this warrant of $0.26 million, or $0.34 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and will be accreted to the Series B Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series B Preferred will equal the mandatory redemption value.

4.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. There has been no impact on the Company's results of operations and financial position.

5.       SUBSEQUENT EVENT

         In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation. Under this agreement the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed for it and the Company will have rights to utilize that technology. Rayovac purchased 656,858 shares of Company common stock for $250,000, and was issued warrants to purchase an additional 218,953 shares at $0.4567 per share, subject to various possible adjustments. Additionally, Rayovac paid $250,000 for a $250,000 promissory note which converts to common stock. Principal on the note is payable in cash only upon the occurrence of specified events of default.

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

         In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, Duracell agreed to license the rights to the Company's then existing patents. In addition, Duracell agreed to fund certain joint product development projects with the Company during 1999. Duracell owns technology developed under the projects it funds, and the Company has rights to utilize the technology. Duracell also has options to obtain certain other license rights. The current revenue of $0.11 million per quarter being recognized under this agreement will cease in the third quarter of 2001. In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation.

         Throughout 2001, the Company will continue to seek additional license agreements for its patented zinc-air technology with other companies, and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

         The Company generated $0.11 million of license fees and research and development revenues under the TLAS Agreement with Duracell during both the first three months ended March 31, 2001 and 2000.

         Research and development expenses decreased 16% to $0.78 million for the three months ended March 31, 2001 from $0.92 million for the same period in 2000. This decrease resulted primarily from reduced travel, legal, patent, depreciation, and materials expenses.

         Marketing, general and administrative expenses decreased 10% to $0.41 million for the three months ended March 31, 2001 from $0.46 million for the same period in 2000. This decrease resulted primarily from increased sample sales and decreased travel, marketing, and investor relations, offset by increases in legal and insurance costs.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of March 31, 2001, the Company had cash and cash equivalents of $0.60 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         In February 2001, the Company received $0.98 million in cash, net of issuance costs, pursuant to the issuance of 102,250 shares of redeemable convertible preferred stock to AER's major shareholder, Elmwood Partners II (affiliated with Jon Lindseth). The preferred stock may be converted to common stock of the Company at a conversion price of $0.515 per share, subject to various possible adjustments, at any time at the option of the holder. The Company may redeem the preferred stock at a price equal to $10.00 per share plus all accrued and unpaid dividends at any time and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. A warrant to purchase a total of 776,699 shares of AER Energy common stock at $0.5376 per share, subject to various possible adjustments, was also issued to the investor. The warrant expires in February 2006.

         Net cash and cash equivalents used in operating, investing, and financing activities decreased 86% to $0.2 million for the three months ended March 31, 2001 from $1.3 million for the same period in 2000 due primarily to the issuance of redeemable convertible preferred stock.

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



AER Energy is a trademark of AER Energy Resources, Inc.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 27, 2001 the Company issued 102,250 shares of Series B Convertible Preferred Stock ("Series B Preferred") and a warrant to purchase up to 776,699 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, Elmwood Partners II (affiliated with Jon Lindseth). The Series B Preferred may be converted, at the option of the holder, to common stock of the Company at any time at a conversion price of $0.515 per share, subject to various possible adjustments. The Company may redeem the Series B Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrant is exercisable for five years and entitles the holder to purchase one share of common stock at an exercise price of $0.5376 per share, subject to various possible adjustments.

         The issuance of the Series B Preferred and warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), including Rule 506 of Regulation D promulgated thereunder. The purchaser of the Series B Preferred and warrant was an accredited investor under Regulation D.

         The Series B Preferred ranks ahead of the Company's common stock and on a parity with the Company's Series A Preferred Stock as to payment of dividends and amounts upon liquidation, dissolution or winding-up, and therefore could adversely affect the holders of common stock with respect to such payments.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBIT
                  NUMBER   DESCRIPTION OF EXHIBITS
                  -------  -----------------------

                   3.1 Articles of Incorporation of the Company, as amended(1)

                  10.1     Securities Purchase Agreement dated as of February
                           27, 2001 by and between Elmwood Partners II and AER
                           Energy Resources, Inc.

                  10.2     Warrant to Purchase Common Stock of AER Energy
                           Resources, Inc. dated February 27, 2001 between
                           Elmwood Partners II and AER Energy Resources,
                           Inc.

                  10.3     License and Development Agreement dated as of April
                           6, 2001 between Rayovac Corporation and AER
                           Energy Resources, Inc.

                  10.4     Warrant to Purchase Common Stock of AER Energy
                           Resources, Inc. dated as of April 27, 2001 between
                           Rayovac Corporation and AER Energy Resources,
                           Inc.

                  10.5     Convertible Subordinated Promissory Note dated as of
                           April 27, 2001 between Rayovac Corporation and
                           AER Energy Resources, Inc.

----------------------
(1) Filed on March 30, 2001 as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-21926) for the year ended December 31, 2000 and incorporated herein by reference.


         (B)      REPORTS ON FORM 8-K:

                  The registrant did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AER ENERGY RESOURCES, INC.


Date:  May 7, 2001                    By:   /s/      David W. Dorheim
                                          -------------------------------------
                                            David W. Dorheim, President and
                                            Chief Executive Officer


Date:  May 7, 2001                    By:   /s/      J.T. Moore
                                          -------------------------------------
                                            J.T. Moore, Vice President,
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)