Form 10-Q
period 2001-06-30
AER ENERGY RESOURCES INC /GA
filed 2001-08-14
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number                     0-21926
                       --------------------------------------------------------

                           AER ENERGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                   Georgia                                       34-1621925
------------------------------------------------             -------------------
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)

4600 Highlands Parkway, Suite G, Smyrna, Georgia                     30082
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

There were 25,522,121 shares of Common Stock outstanding as of August 13, 2001.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                          Page
                                       PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Balance Sheets - June 30, 2001 and December 31, 2000                                    3

           Condensed Statements of Operations - Three Months Ended June 30,                                  4
                  2001 and 2000, Six Months Ended June 30, 2001 and 2000, and
                  Period From July 17, 1989 (Date of Inception) to June 30, 2001

           Condensed Statements of Cash Flows - Six Months Ended June 30,                                    5
                  2001 and 2000, and Period From July 17, 1989 (Date of Inception)
                  to June 30, 2001

           Notes to Condensed Financial Statements                                                           6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                   9
           RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       12


                                        PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                        12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                 14

           PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                                    JUNE 30,           DECEMBER 31,
                                                                                                      2001                 2000
                                                                                                  ------------         ------------
                                                                                                  (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                      $    913,495         $    781,314
   Inventories                                                                                          96,217               76,752
   Prepaid expenses and other current assets                                                           120,868               59,402
                                                                                                  ------------         ------------
Total current assets                                                                                 1,130,580              917,468

Equipment and improvements                                                                           3,435,817            3,419,463
   Less accumulated depreciation                                                                    (3,182,045)          (3,096,045)
                                                                                                  ------------         ------------
                                                                                                       253,772              323,418
Other assets                                                                                            10,591               10,791
                                                                                                  ------------         ------------
TOTAL ASSETS                                                                                      $  1,394,943         $  1,251,677
                                                                                                  ============         ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                               $    108,266         $     60,910
   Deferred revenue                                                                                     71,875              287,500
   Other accrued expenses                                                                              123,322              158,940
   Convertible Notes Payable, net of discount of $121,687                                              128,313                   --
                                                                                                  ------------         ------------
Total current liabilities                                                                              431,776              507,350
Redeemable convertible preferred stock, no par value, in series:
       Series A: authorized - 425,000 shares; 404,500 shares issued and outstanding at June 30, 2001 and December 31, 2000; liquidation preference and redemption price of $4,252,811 as of June 30, 2000
         (including $207,811 undeclared dividends)                                                   3,598,318            3,386,419
       Series B: authorized - 250,000 shares; 102,250 shares issued and outstanding at June 30, 2001; liquidation preference and
         redemption price of $1,045,919 as of June 30, 2001 (including
         $23,419 undeclared dividends)                                                                 759,743                   --
       Series C: authorized - 250,000 shares; 102,250 shares issued and outstanding at June 30, 2001; liquidation preference and
         redemption price of $1,028,252 as of June 30, 2001 (including
         $5,752 undeclared dividends)                                                                  385,720                   --
                                                                                                  ------------         ------------
Total liabilities and redeemable convertible preferred stock                                         5,175,557            3,893,769

Stockholders' deficit:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                                      --                   --
   Common stock, no par value:
      Authorized - 100,000,000 shares; 25,507,121 shares issued and outstanding at June 30, 2001 and 24,850,263 shares issued and
         outstanding December 31, 2000                                                              68,202,194           67,212,754
   Unearned stock compensation                                                                         (14,388)             (31,861)
   Deficit accumulated during the development stage                                                (71,968,420)         (69,822,985)
                                                                                                  ------------         ------------
Total stockholders' deficit                                                                         (3,780,614)          (2,642,092)
                                                                                                  ------------         ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK, AND STOCKHOLDERS' DEFICIT                                                               $  1,394,943         $  1,251,677
                                                                                                  ============         ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      PERIOD FROM
                                                                                                                     JULY 17, 1989
                                                                                                                        (DATE OF
                                                              THREE MONTHS ENDED            SIX MONTHS ENDED         INCEPTION) TO
                                                                    JUNE 30,                     JUNE 30,               JUNE 30,
                                                              2001           2000           2001           2000           2001
                                                          -----------    -----------    -----------    -----------   -------------
License fees and research and development revenues        $   107,812    $   107,811    $   215,625    $   215,625    $  2,943,845

Product sales                                                      --             --             --             --         338,174
   Cost of product sales                                           --             --             --             --      (6,758,985)
                                                          -----------    -----------    -----------    -----------    ------------
   Gross margin on product sales                                   --             --             --             --      (6,420,811)
                                                          -----------    -----------    -----------    -----------    ------------
                                                              107,812        107,811        215,625        215,625      (3,476,966)
                                                          -----------    -----------    -----------    -----------    ------------
Costs and expenses:
   Research and development
   - related party                                                 --             --             --             --       1,145,913
   - other                                                    745,742        858,338      1,523,289      1,780,106      43,102,602
   Marketing, general and administrative
   - related party                                                 --             --             --             --       1,388,695
   - other                                                    386,852        424,087        800,838        882,763      26,106,500
                                                          -----------    -----------    -----------    -----------    ------------
Total costs and expenses                                    1,132,594      1,282,425      2,324,127      2,662,869      71,743,710
                                                          -----------    -----------    -----------    -----------    ------------
     Operating loss                                        (1,024,782)    (1,174,614)    (2,108,502)    (2,447,244)    (75,220,676)
Interest income                                                 5,370         24,438          8,629         37,875       4,119,987
Interest expense                                              (45,562)            --        (45,562)            --         (45,562)
Interest expense - related parties                                 --       (110,725)            --       (110,725)       (485,611)
                                                          -----------    -----------    -----------    -----------    ------------
     Net loss                                              (1,064,974)    (1,260,901)    (2,145,435)    (2,520,094)    (71,631,862)
                                                          -----------    -----------    -----------    -----------    ------------

Accretion of redeemable preferred stock                       (67,931)            --       (105,352)            --        (139,226)
Redeemable preferred stock dividends                          (91,267)            --       (165,689)            --        (236,982)
                                                          -----------    -----------    -----------    -----------    ------------
     Net loss attributable to common stock                $(1,224,172)   $(1,260,901)   $(2,416,476)   $(2,520,094)   $(72,008,070)
                                                          ===========    ===========    ===========    ===========    ============

Net loss per share (basic and diluted)                    $     (0.05)   $     (0.05)   $     (0.10)   $     (0.10)   $      (4.17)
                                                          ===========    ===========    ===========    ===========    ============
Weighted average shares outstanding (basic and diluted)    25,312,229     24,850,263     25,082,522     24,850,263      17,253,961


See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      PERIOD FROM
                                                                                                                     JULY 17, 1989
                                                                                                                       (DATE OF
                                                                                     SIX MONTHS ENDED                INCEPTION) TO
                                                                                          JUNE 30,                      JUNE 30,
                                                                                 2001                2000                 2001
                                                                              -----------         -----------        -------------
OPERATING ACTIVITIES:
Net loss                                                                      $(2,145,435)        $(2,520,094)        $(71,631,862)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                                   86,000             171,651            4,229,482
   Amortization of unearned stock compensation                                     17,473              17,473              789,528
   Amortization of warrants' value                                                                     45,198                   --
   Amortization of discount on promissory notes                                        --                  --               88,889
   Grant of compensatory stock options                                                 --                  --               14,063
   Forgiveness of promissory notes                                                     --                  --               69,875
   Loss on disposal of equipment                                                       --                  --               79,440
   Accretion of discount on short-term investments
      and marketable securities                                                        --                  --             (263,259)
   Net changes in operating assets and liabilities                               (284,619)           (177,736)             251,251
                                                                              -----------         -----------         ------------
Net cash used in operating activities                                          (2,326,581)         (2,463,508)         (66,372,593)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                           (16,354)            (11,856)          (4,189,021)
Purchases of short-term investments and marketable securities                          --                  --          (14,736,444)
Purchase of license agreement                                                          --                  --             (250,000)
Proceeds from sales/maturities of short-term investments and
      marketable securities                                                            --                  --           15,000,000
Changes in other assets                                                                --                  --             (140,501)
                                                                              -----------         -----------         ------------
Net cash used in investing activities                                             (16,354)            (11,856)          (4,315,966)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                                 --                  --            5,430,000
Issuance of convertible debentures, net of issuance costs                              --                  --            9,834,500
Proceeds from convertible notes payable                                           261,113                  --              261,113
Proceeds from convertible notes payable to related parties                             --           2,000,000            2,000,000
Payments on notes payable to related parties                                           --                  --           (1,150,000)
Payments received on promissory notes                                                  --                  --               59,425
Issuance of common stock upon exercise of stock options                                --                  --              143,558
Issuance of common stock, net of issuance costs                                   254,211                  --           51,133,766
Issuance of redeemable convertible preferred stock, net of
      issuance costs                                                            1,959,792                  --            3,889,692
                                                                              -----------         -----------         ------------
Net cash provided by financing activities                                       2,475,116           2,000,000           71,602,054
                                                                              -----------         -----------         ------------
(Decrease) increase in cash and cash equivalents                                  132,181            (475,364)             913,495
Cash and cash equivalents at beginning of period                                  781,314           1,761,268                   --
                                                                              -----------         -----------         ------------
Cash and cash equivalents at end of period                                    $   913,495         $ 1,285,904         $    913,495
                                                                              ===========         ===========         ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any interim period.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at June 30, 2001 and December 31, 2000 of $96,217 and $76,752, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to its agreements with Duracell Inc. and Rayovac Inc., throughout the remaining useful lives of the Company's fixed assets. If the Company is unable to enter into such agreements, a write down of long-lived assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the six-month periods ended June 30, 2001 or 2000.

3.  PREFERRED STOCK AND WARRANT TRANSACTION

         On February 27, 2001, the Company issued 102,250 shares of Series B Convertible Preferred Stock ("Series B Preferred") and a warrant to purchase up to 776,699 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, Elmwood Partners II (affiliated with Jon Lindseth, the Company's Chairman of the Board). The Series B Preferred may be converted, at the option of the holder, to common stock of the Company at any time at a conversion price of $0.515 per share, subject to various possible adjustments. The Company may redeem the Series B Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually.

         The warrant is exercisable for five years and entitles the holder to purchase up to 776,699 shares of common stock at an exercise price of $0.5376 per share, subject to various possible adjustments. The fair value for this warrant of $0.26 million, or $0.34 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and will be accreted to the Series B Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series B Preferred will equal the mandatory redemption value.

         On June 1, 2001, the Company issued 102,250 shares of Series C Convertible Preferred Stock ("Series C Preferred") and a warrant to purchase up to 982,891 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, FW AER II, L.P. The Series C Preferred may be converted, at the option of the holder, to common stock of the Company at any time at a conversion price of $0.407 per share, subject to various possible adjustments. The Company may redeem the Series C Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in June 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually.

         The warrant is exercisable for five years and entitles the holder to purchase up to 982,891 shares of common stock at an exercise price of $0.425 per share, subject to various possible adjustments. The fair value for this warrant of $0.61 million, or $0.62 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and will be accreted to the Series C Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series C Preferred will equal the mandatory redemption value.

4.  NOTE PAYABLE, COMMON STOCK, AND WARRANT TRANSACTION

         In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation (the "Agreement"). Under the Agreement the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed under this agreement and the Company will have rights to utilize that technology.

         In connection with the Agreement the Company issued to Rayovac 656,858 shares of Company common stock and a warrant to purchase up to 218,953 shares of common stock for a total purchase price, net of transaction fees, of $0.27 million. The warrant is exercisable for four years and entitles the holder to purchase up to 218,953 shares of common stock at an exercise price of $0.4567 per share, subject to various possible adjustments. The fair value for this warrant of $0.74 million, or $0.34 per share, was estimated at the date of grant using the Black-Scholes valuation model. Rayovac has certain rights to purchase additional shares of common stock and warrants as of the Phase III Notice Date, anticipated to be early 2002.

         Additionally, the Company issued a $250,000 non-interest bearing note payable. The note converts to the number of shares of common stock equal to $250,000 divided by the lesser of the average closing price for the thirty days prior to the conversion or $1.50. The principal on the note is payable in cash only upon the occurrence of specified events of default. The note will convert to common stock upon the Phase III Notice Date, anticipated to be early 2002. While the note has no stated interest rate, an interest rate of 15% was used to discount the note by $0.03 million and will be amortized to interest expense over its expected life. Based upon the rate at which the note becomes convertible, an additional discount of $0.07 million was recorded in accordance with Emerging Issues Task Force Topic No. 00-27, which will also be amortized to interest expense.

5.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. Effective June 1, 2001, the Company has also adopted FASB Statement No. 141, "Business Combinations", and FASB Statement No. 142, "Goodwill and Other Intangible Assets". There has been no impact on the Company's results of operations and financial position.

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

         In April 2001, the Company entered into a License and Development Agreement with Rayovac Corporation to explore the feasibility of combined products and to license AER's proprietary technology and patents to Rayovac. The Agreement includes both a Development Program and a Stock Purchase. The Development Program consists of three phases: a preliminary phase (Sub-Phase A), an intermediate phase (Sub-Phase B), and a final phase (Sub-Phase C), with all three phases expected to be completed in early 2002. Each party shall perform specific obligations set for and assigned to it in the Development Plan; however, the Company will not be required to incur more than $250,000 of its own expenses. Rayovac will own technology developed for it and AER will have certain rights to utilize that technology. Rayovac also has options to obtain certain other license rights. See Footnote 4.

         Throughout 2001, the Company will continue to seek additional license agreements for its patented zinc-air technology with other companies and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

         The Company generated $0.11 million of license fees and research and development revenues under the TLAS Agreement with Duracell during both the first three months ended June 30, 2001 and 2000.

         Research and development expenses decreased 13% to $0.75 million for the three months ended June 30, 2001 from $0.86 million for the same period in 2000. This decrease resulted primarily from reduced travel, depreciation, and tooling expenses.

         Marketing, general and administrative expenses decreased 9% to $0.39 million for the three months ended June 30, 2001 from $0.42 million for the same period in 2000. This decrease resulted primarily from decreased travel, legal, and personnel related expense, offset by increased investor relations expenses.

Six Months Ended June 30, 2001 and 2000

         The Company generated $0.22 million of license fees and research and development revenues under the TLAS Agreement with Duracell during both the first six months ended June 30, 2001 and 2000.

         Research and development expenses decreased 14% to $1.52 million for the six months ended June 30, 2001 from $1.78 million for the same period in 2000. This decrease resulted primarily from reduced travel, tooling, depreciation, and supplies and materials expenses.

         Marketing, general and administrative expenses decreased 9% to $0.80 million for the six months ended June 30, 2001 from $0.88 million for the same period in 2000. This decrease resulted primarily from decreased travel and investor relations expense, offset by increased sample sales and general insurance expenses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of June 30, 2001, the Company had cash and cash equivalents of $0.91 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         In February 2001, the Company received $0.98 million in cash, net of issuance costs, pursuant to the issuance of 102,250 shares of Series B Preferred to AER's major shareholder, Elmwood Partners II (affiliated with Jon Lindseth, the Company's Chairman of the Board). The preferred stock may be converted to common stock of the Company at a conversion price of $0.515 per share, subject to various possible adjustments, at any time at the option of the holder. The Company may redeem the preferred stock at a price equal to $10.00 per share plus all accrued and unpaid dividends at any time and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. A warrant to purchase a total of 776,699 shares of AER Energy common stock at $0.5376 per share, subject to various possible adjustments, was also issued to the investor. The warrant expires in February 2006.

         In June 2001, the Company received $0.98 million in cash, net of issuance costs, pursuant to the issuance of 102,250 shares of Series C Preferred to AER's major shareholder, FW AER II, L.P. The preferred stock may be converted to common stock of the Company at a conversion price of $0.407 per share, subject to various possible adjustments, at any time at the option of the holder. The Company may redeem the preferred stock at a price equal to $10.00 per share plus all accrued and unpaid dividends at any time and it must be redeemed in June 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. A warrant to purchase a total of 982,891 shares of AER Energy common stock at $0.425 per share, subject to various possible adjustments, was also issued to the investor. The warrant expires in June 2006.

         Net cash and cash equivalents used in operating and investing activities decreased to $2.34 million for the six months ended June 30, 2001 from $2.48 million for the same period in 2000 due primarily to the decrease in net loss offset by the net increase in operating assets and liabilities.

         Net cash and cash equivalents provided by financing activities for the six months ended June 30, 2001 was $2.48 million, arising from the issuance of a note payable to Rayovac and the issuance of redeemable convertible preferred stock and common stock. Net cash provided by financing activities for the same period in 2000 were $2.00 million, arising from notes payable to related parties.

         The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue technology development at the current level of activity into the third quarter of 2001. The Company will need to raise additional funds through additional debt or equity. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

         The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in July 1993 and may continue to be highly volatile. Factors such as those described in "Forward Looking Statements" below may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

FORWARD LOOKING STATEMENTS

         This report contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of important factors, the risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: the ability of the Company to achieve development goals, the ability of the Company to commercialize its battery technology, the ability of the Company to license its technology, development of competing battery technologies, the ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, the demand for and acceptance of the Company's products in the marketplace, the ability to obtain commitments from battery manufacturers and OEMs, the impact of any future governmental regulations, the impact of pricing or material costs, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control. All forward looking statements contained in this report are intended to be subject to the safe harbor provided by applicable federal securities laws.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 27, 2001 the Company issued 656,858 shares of common stock and a warrant to purchase up to 218,953 shares of common stock for a total purchase price, net of transaction fees, of $0.27 million to Rayovac Corporation. The warrant is exercisable for four years and entitles the holder to purchase up to 218,953 shares of common stock at an exercise price of $0.4567 per share, subject to various possible adjustments.

         The issuance of the common stock and warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), including Rule 506 of Regulation D promulgated thereunder. At the time of purchase, Rayovac was an accredited investor as defined under Regulation D. No general solicitation or advertising was used in connection with this issuance and appropriate legends were placed on the certificates representing such securities stating that the securities were not registered under the Securities Act.

         On June 1, 2001 the Company issued 102,250 shares of Series C Convertible Preferred Stock ("Series C Preferred") and a warrant to purchase up to 982,891 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, FW AER II, L.P. The Series C Preferred may be converted, at the option of the holder, to common stock of the Company at any time at a conversion price of $0.407 per share, subject to various possible adjustments. The Company may redeem the Series C Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in June 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrant is exercisable for five years and entitles the holder to purchase up to 982,891 shares of common stock at an exercise price of $0.425 per share, subject to various possible adjustments.

         The issuance of the Series C Preferred and warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), including Rule 506 of Regulation D promulgated thereunder. The purchaser of the Series C Preferred and warrant was an accredited investor as defined under Regulation D. No general solicitation or advertising was used in connection with this issuance and appropriate legends were placed on the certificates representing such securities stating that the securities were not registered under the Securities Act.

         The Series C Preferred is superior to the Company's common stock and is on parity with the Company's Series A and Series B Preferred Stock as to payment of dividends and amounts upon liquidation, dissolution or winding-up, and therefore could adversely affect the holders of common stock with respect to such payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2001 Annual Meeting of Shareholders was held on April 26, 2001. The only matter voted upon at this meeting was the election of six nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement (who are set forth below).

Name of Nominee                      Affirmative Votes             Votes Withheld
---------------                      -----------------             --------------
David G. Brown                           21,883,342                    70,690
James W. Dixon                           21,883,342                    70,690
David W. Dorheim                         21,883,342                    70,690
William L. Jackson                       21,883,342                    70,690
Jon A. Lindseth                          21,883,342                    70,690
John L. Wilkes                           21,883,342                    70,690

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  EXHIBIT
                  NUMBER            DESCRIPTION OF EXHIBITS
                  -------           -----------------------
                     3.1            Articles of Incorporation of the Company, as amended.

                     4.1            Form of Series C Convertible Preferred Stock Certificate.

                    10.6            Securities Purchase Agreement dated as of June 1, 2001 by and between FW AER II, L.P. and AER Energy Resources, Inc.

                    10.7            Warrant to Purchase Common Stock of AER Energy Resources,
                                    Inc., dated June 1, 2001 between FW AER II, L.P. and
                                    AER Energy Resources, Inc.

         (b)      REPORTS ON FORM 8-K:

                  The registrant did not file any reports on Form 8-K during the three months ended June 30, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AER ENERGY RESOURCES, INC.


Date:    August 13, 2001                     By:      /s/ David W. Dorheim
                                                -------------------------------
                                             David W. Dorheim, President and
                                             Chief Executive Officer


Date:    August 13, 2001                     By:      /s/ J.T. Moore
                                                -------------------------------
                                             J.T. Moore, Vice President,
                                             Chief Financial Officer, Secretary
                                             and Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

AER Energy is a trademark of AER Energy Resources, Inc.