Form 10-Q
period 2001-09-30
AER ENERGY RESOURCES INC /GA
filed 2001-11-14
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2001
                              -------------------------------------------------

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


                           AER ENERGY RESOURCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                           34-1621925
------------------------------------                   -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

4600 Highlands Parkway, Suite G, Smyrna, Georgia                  30082
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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

There were 25,522,121 shares of Common Stock outstanding as of October 19, 2001.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                              Page
                                                                                                              ----

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


           Condensed Balance Sheets - September 30, 2001 and December 31, 2000.                                3

           Condensed Statements of Operations - Three Months Ended September 30,                               4
                  2001 and 2000, Nine Months Ended September 30, 2001 and
                  2000, and Period From July 17, 1989 (Date of Inception) to
                  September 30, 2001.

           Condensed Statements of Cash Flows - Nine Months Ended September 30,                                5
                  2001 and 2000, and Period From July 17, 1989 (Date of Inception)
                  to September 30, 2001.

           Notes to Condensed Financial Statements.                                                            6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                    11
           RESULTS OF OPERATIONS


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         13



                           PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                          14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                   14

                        PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                          AER ENERGY RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS


                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          2001                2000
                                                                                      ------------        ------------
                                                                                      (Unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents                                                          $    227,617        $    781,314
   Accounts receivable                                                                       3,265                  --
   Inventories                                                                             104,625              76,752
   Prepaid expenses and other current assets                                               260,568              59,402
                                                                                      ------------        ------------
Total current assets                                                                       596,075             917,468

Equipment and improvements                                                               3,450,940           3,419,463
   Less accumulated depreciation                                                        (3,213,927)         (3,096,045)
                                                                                      ------------        ------------
                                                                                           237,013             323,418
Other assets                                                                                10,591              10,791
                                                                                      ------------        ------------
TOTAL ASSETS                                                                          $    843,679        $  1,251,677
                                                                                      ============        ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                   $    196,567        $     60,910
   Deferred revenue                                                                             --             287,500
   Other accrued expenses                                                                   97,892             158,940
   Revolving credit note                                                                   500,000                  --
   Convertible notes payable, net of discount of $40,028                                   209,972                  --
                                                                                      ------------        ------------
Total current liabilities                                                                1,004,431             507,350
Redeemable convertible preferred stock, no par value, in series:
       Series A: authorized - 425,000 shares; 404,500 shares issued and outstanding at September 30, 2001 and December 31, 2000; liquidation preference and redemption price of $4,321,070 as of September 30, 2001
         (including $276,070 undeclared dividends)                                       2,029,119           3,386,419
      Series B:  authorized - 250,000 shares; 102,250 shares issued and outstanding at September 30, 2001; liquidation preference and redemption price of $1,063,175 as of September 30, 2001 (including
         $40,675 undeclared dividends)                                                     687,839                  --
      Series C:  authorized - 250,000 shares; 102,250 shares issued and outstanding at September 30, 2001; liquidation preference and redemption price of $1,045,508 as of September 30, 2001 (including
         $23,008 undeclared dividends)                                                      80,439                  --
                                                                                      ------------        ------------
Total liabilities and redeemable convertible preferred stock                             3,801,828           3,893,769

Stockholders' deficit:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                          --                  --
   Common stock, no par value:
      Authorized - 100,000,000 shares; 25,522,121 shares issued and outstanding at September 30, 2001 and 24,850,263 shares issued and
         outstanding December 31, 2000                                                  70,148,578          67,212,754
   Unearned stock compensation                                                              (5,651)            (31,861)
   Deficit accumulated during the development stage                                    (73,101,076)        (69,822,985)
                                                                                      ------------        ------------
Total stockholders' deficit                                                             (2,958,149)         (2,642,092)
                                                                                      ------------        ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK, AND STOCKHOLDERS' DEFICIT                                                   $    843,679        $  1,251,677
                                                                                      ============        ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                     PERIOD FROM
                                                                                                                     JULY 17,1989
                                                                                                                       (DATE OF
                                                             THREE MONTHS ENDED            NINE MONTHS ENDED         INCEPTION) TO
                                                                 SEPTEMBER 30,                SEPTEMBER 30,           SEPTEMBER 30,
                                                             2001           2000           2001           2000           2001
                                                         ------------   ------------   ------------   ------------   ------------
License fees and research and development revenues       $     71,875   $    107,813   $    287,500   $    323,438   $  3,015,720

Product sales                                                      --             --             --             --        338,174
   Cost of product sales                                           --             --             --             --     (6,758,985)
                                                         ------------   ------------   ------------   ------------   ------------
   Gross margin on product sales                                   --             --             --             --     (6,420,811)
                                                         ------------   ------------   ------------   ------------   ------------
                                                               71,875        107,813        287,500        323,438     (3,405,091)
                                                         ------------   ------------   ------------   ------------   ------------
Costs and expenses:
   Research and development
   - related party                                                 --             --             --             --      1,145,913
   - other                                                    747,708        923,916      2,270,997      2,704,022     43,850,310
   Marketing, general and administrative
   - related party                                                 --             --             --             --      1,388,695
   - other                                                    360,516        393,126      1,161,354      1,275,889     26,467,016
                                                         ------------   ------------   ------------   ------------   ------------
Total costs and expenses                                    1,108,224      1,317,042      3,432,351      3,979,911     72,851,934
                                                         ------------   ------------   ------------   ------------   ------------
     Operating loss                                        (1,036,349)    (1,209,229)    (3,144,851)    (3,656,473)   (76,257,025)
Interest income                                                 2,526          7,659         11,155         45,534      4,122,513
Interest expense                                              (96,986)            --       (142,548)            --       (142,548)
Interest expense - related parties                             (1,847)      (110,441)        (1,847)      (221,166)      (487,458)
                                                         ------------   ------------   ------------   ------------   ------------
     Net loss                                              (1,132,656)    (1,312,011)    (3,278,091)    (3,832,105)   (72,764,518)
                                                         ------------   ------------   ------------   ------------   ------------

Accretion of redeemable preferred stock                      (158,991)        (1,441)      (264,343)        (1,441)      (298,217)
Redeemable preferred stock dividends                         (102,771)        (3,034)      (268,460)        (3,034)      (339,753)
                                                         ------------   ------------   ------------   ------------   ------------
     Net loss attributable to common stock               $ (1,394,418)  $ (1,316,486)  $ (3,810,894)  $ (3,836,580)  $(73,402,488)
                                                         ============   ============   ============   ============   ============

Net loss per share (basic and diluted)                   $      (0.05)  $      (0.05)  $      (0.15)  $      (0.15)  $      (4.21)
                                                         ============   ============   ============   ============   ============
Weighted average shares outstanding (basic and diluted)    25,518,860     24,850,263     25,229,566     24,850,263     17,424,562


See notes to condensed financial statements.

                    AER ENERGY RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                                                                                     PERIOD FROM
                                                                                                                    JULY 17,1989
                                                                                                                       (DATE OF
                                                                                       NINE MONTHS ENDED              INCEPTION) TO
                                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                                      2001              2000              2001
                                                                                  -----------       -----------       ------------
OPERATING ACTIVITIES:
Net loss                                                                          $(3,278,091)      $(3,832,105)      $(72,764,518)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                                      117,882           238,096          4,261,364
   Amortization of unearned stock compensation                                         26,210            26,210            798,265
   Amortization of discount on promissory notes                                        81,659            88,889            170,548
   Grant of compensatory stock options                                                     --                --             14,063
   Forgiveness of promissory notes                                                         --                --             69,875
   Loss on disposal of equipment                                                           --                --             79,440
   Accretion of discount on short-term investments
      and marketable securities                                                            --                --           (263,259)
   Net changes in operating assets and liabilities                                   (444,996)         (279,439)            90,874
                                                                                  -----------       -----------       ------------
Net cash used in operating activities                                              (3,497,336)       (3,758,349)       (67,543,348)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                               (31,477)          (19,498)        (4,204,144)
Purchases of short-term investments and marketable securities                              --                --        (14,736,444)
Purchase of license agreement                                                              --                --           (250,000)
Proceeds from sales/maturities of short-term investments and
      marketable securities                                                                --                --         15,000,000
Changes in other assets                                                                    --                --           (140,501)
                                                                                  -----------       -----------       ------------
Net cash used in investing activities                                                 (31,477)          (19,498)        (4,331,089)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                                500,000                --          5,930,000
Issuance of convertible debentures, net of issuance costs                                  --                --          9,834,500
Proceeds from convertible notes payable                                               261,113                              261,113
Proceeds from convertible notes payable to related parties                                 --         2,000,000          2,000,000
Payments on notes payable to related parties                                               --                --         (1,150,000)
Payments received on promissory notes                                                      --                --             59,425
Issuance of common stock upon exercise of stock options                                    --                --            143,558
Issuance of common stock, net of issuance costs                                       254,211                --         51,133,766
Issuance of redeemable convertible preferred stock, net of
      issuance costs                                                                1,959,792         1,937,500          3,889,692
                                                                                  -----------       -----------       ------------
Net cash provided by financing activities                                           2,975,116         3,937,500         72,102,054
                                                                                  -----------       -----------       ------------
(Decrease) increase in cash and cash equivalents                                     (553,697)          159,653            227,617
Cash and cash equivalents at beginning of period                                      781,314         1,761,268                 --
                                                                                  -----------       -----------       ------------
Cash and cash equivalents at end of period                                        $   227,617       $ 1,920,921       $    227,617
                                                                                  ===========       ===========       ============

Supplemental disclosure of non-cash financing activities:
   Conversion of the $2.0 million promissory notes payable to related parties, net of unamortized discount, to redeemable
     convertible preferred stock                                                  $        --       $ 1,727,308       $  1,727,308
                                                                                  ===========       ===========       ============
   Upon the resignation of one member of the Company's Board of Directors,
     12,000 non-vested shares of common stock, issued under the 1993
     Non-Employee Directors' Restricted Stock Award Plan, were forfeited and returned to authorized
     and unissued shares                                                          $        --       $        --       $     12,756
                                                                                  ===========       ===========       ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any interim period.

2.   RECLASSIFICATION

         Due to the accounting for the beneficial conversion options included in the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively "Preferred Stock"), in accordance with EITF 00-27, Application of EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" to Certain Convertible Instruments ("EITF 00-27"), the Preferred Stock and common stock balances have been reclassified from balances previously reported as of March 31, 2001 and June 30, 2001 as follows:


                                                March 31, 2001                           June 30, 2001
                                          As Reported      As Adjusted          As Reported        As Adjusted
                                          -----------      -----------          -----------        -----------
      Series A Preferred Stock        $      3,487,110  $      3,390,496     $      3,598,318   $     3,166,800
      Series B Preferred Stock        $        728,014  $        646,599     $        759,743   $       644,345
      Series C Preferred Stock        $              -  $              -     $        385,720   $         6,362
      Common Stock                    $     67,364,989  $     67,543,018     $     68,202,194   $    69,128,468

         The Company has accreted the discounts on Preferred Stock attributable to the beneficial conversion features similar to preferred stock dividends totaling $158,991 in the quarter ended September 30, 2001. Included in this amount were immaterial amounts relating to the quarters ended March 31, 2001, and June 30, 2001. There was no impact on the loss per share attributable to common stock for the quarters ended March 31, 2001 or June 30, 2001. See further discussion of Preferred Stock in Note 4 of Notes to Condensed Financial Statements.

3.   SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at September 30, 2001 and December 31, 2000 of $104,625 and $76,752, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to its agreements with Duracell Inc. and Rayovac Corporation, throughout the remaining useful lives of the Company's fixed assets. If the Company is unable to enter into such agreements, a write down of long-lived assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the nine-month periods ended September 30, 2001 or 2000.

4.   PREFERRED STOCK AND WARRANT TRANSACTIONS

         In accordance with the terms of the Series A Preferred Stock issued September 27, 2000, the initial conversion price of $0.851 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). As a result of the issuance of Series B Preferred on February 27, 2001 discussed below, the transaction in April 2001 discussed in Note 5, and the issuance of Series C Preferred on June 1, 2001 discussed below, the conversion price was adjusted from $0.851 to $0.744. In accordance with EITF 00-27, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (September 27, 2000) equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds upon adjustment resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (September 27, 2005). As a result of the adjustments above, a total discount of the Series A Preferred Stock of approximately $0.43 million was recorded on the various dates of adjustment. The discount will be accreted from the dates of adjustment to the redemption date of the preferred stock and will result in a reduction of earnings available to common shareholders.

         Additionally, the initial conversion price shall be subject to further adjustment upon the first anniversary of the original issue date based on the underlying common stock price. As a result of the decrease in the stock price, as of September 27, 2001, the conversion price of Series A Preferred Stock was reduced to $0.554, in accordance with the terms of the Series A Preferred Stock agreement. This adjustment resulted in an additional beneficial conversion discount, similar to that discussed above, of approximately $1.28 million. The resulting discount will be accreted over the remaining period until the mandatory redemption date (September 27, 2005).

         On February 27, 2001, the Company issued 102,250 shares of Series B Convertible Preferred Stock ("Series B Preferred") and a warrant to purchase up to 776,699 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, Elmwood Partners II (affiliated with Jon Lindseth, the Company's Chairman of the Board). The Series B Preferred may be converted, at the option of the holder, to common stock of the Company at any time at an initial conversion price of $0.515 per share, subject to various possible adjustments. The Company may redeem the Series B Preferred at a price equal to $10.00 per share plus all accrued and unpaid dividends; and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually.

         This warrant is exercisable for five years and entitles the holder to purchase up to 776,699 shares of common stock at an exercise price of $0.5376 per share, subject to various possible adjustments. The fair value for this warrant of $0.26 million, or $0.34 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and is being accreted to the Series B Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series B Preferred will equal the mandatory redemption value.

         As a result of the allocation of a portion of the proceeds to the Series B Warrants, the effective conversion price of the Series B Preferred is less than the fair market value of common stock on February 27, 2001, resulting in a beneficial conversion option of approximately $0.08 million. The resulting discount will be accreted over the remaining period until the mandatory redemption date (February 27, 2006).

         Similar to the terms of Series A Preferred Stock discussed above, the terms of the Series B Preferred Stock issued February 27, 2001, provide that the initial conversion price of $0.515 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). As a result of the issuance of the transaction in April 2001 discussed in Note 5, and the issuance of Series C Preferred on June 1, 2001 discussed below, the conversion price was adjusted from $0.515 to $0.494. In accordance with EITF 00-27, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (February 27, 2001) equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds upon adjustment resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (February 27, 2006). As a result of the adjustments above, a total discount on the Series B Preferred Stock of approximately $0.20 million was recorded on the various dates of adjustment.

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

         This warrant is exercisable for five years and entitles the holder to purchase up to 982,891 shares of common stock at an exercise price of $0.425 per share, subject to various possible adjustments. The fair value for this warrant of $0.61 million, or $0.62 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and is being accreted to the Series C Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series C Preferred will equal the mandatory redemption value.

         Similar to the discussion of Series B Preferred above, as a result of the allocation of a portion of the proceeds to the Series C Warrants, the effective conversion price of the Series C Preferred is less than the fair market value of common stock on June 1, 2001, resulting in a beneficial conversion option of approximately $0.38 million. The resulting discount will be accreted over the remaining period until the mandatory redemption date (June 1, 2006).

5.   NOTE PAYABLE, COMMON STOCK, AND WARRANT TRANSACTION

         In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation (the "Agreement"). Under the Agreement the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac.

Rayovac will own the technology developed under the Agreement and the Company will have rights to utilize that technology.

         In connection with the Agreement, the Company issued to Rayovac 656,858 shares of Company common stock and a warrant to purchase up to 218,953 shares of common stock for a total purchase price, net of transaction fees, of $0.27 million. The warrant is exercisable for four years and entitles the holder to purchase up to 218,953 shares of common stock at an exercise price of $0.4567 per share, subject to various possible adjustments. The fair value for this warrant of $0.74 million, or $0.34 per share, was estimated at the date of grant using the Black-Scholes valuation model. Rayovac has certain rights to purchase additional shares of common stock and warrants as of the Phase III Notice Date, anticipated to be early 2002.

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

6.   REVOLVING CREDIT TRANSACTION

         In September 2001, the Company received $500,000 under a $1,000,000 revolving credit loan note issued to Elmwood Partners II. Interest on the unpaid balance is accruing at the prime rate plus 1% point. The principal and interest are payable no later than December 31, 2001 and will automatically convert to convertible preferred stock and warrants to purchase common stock if the Company issues additional preferred stock in 2001. The remaining $500,000 was borrowed in October 2001.

7.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In September 1998, the Company announced its Technology Licenses and Services ("TLAS") Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, Duracell agreed to license the rights to the Company's then existing patents. In addition, Duracell agreed to fund certain joint product development projects with the Company during 1999. Duracell owns technology developed under the projects it funds, and the Company has rights to utilize the technology. Duracell also has options to obtain certain other license rights. The revenue recognized under this agreement ceased in the third quarter of 2001.

         In April 2001, the Company entered into the Agreement with Rayovac to explore the feasibility of certain products and to license AER Energy's proprietary technology and patents to Rayovac. The Agreement includes both a development program and a stock purchase. The development program consists of three phases, with all three phases currently expected to be completed in the first quarter of 2002. Under the Agreement, the Company will not be required to incur more than $250,000 of its own expenses, although it may choose to do so.

         Throughout 2001, the Company will continue to seek additional license agreements for its patented zinc-air technology with other companies and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

         The Company generated $0.07, and $0.11 million of license fees and research and development revenues under the TLAS Agreement with Duracell during the three months ended September 30, 2001 and 2000, respectively.

         Research and development expenses decreased 19% to $0.75 million for the three months ended September 30, 2001 from $0.92 million for the same period in 2000. This decrease resulted primarily from reduced travel, tooling, supplies, and direct materials expenses.

         Marketing, general and administrative expenses decreased 8% to $0.36 million for the three months ended September 30, 2001 from $0.39 million for the same period in 2000. This decrease resulted primarily from lower personnel, travel, and investor relation expenses, offset by increased sample sales.

Nine Months Ended September 30, 2001 and 2000

         The Company generated $0.29 and $0.32 million of license fees and research and development revenues under the TLAS Agreement with Duracell during the nine months ended September 30, 2001 and 2000, respectively.

         Research and development expenses decreased 16% to $2.27 million for the nine months ended September 30, 2001 from $2.70 million for the same period in 2000. This decrease resulted primarily from reduced travel, tooling, supplies, and materials expenses.

         Marketing, general and administrative expenses decreased 9% to $1.16 million for the nine months ended September 30, 2001 from $1.28 million for the same period in 2000. This decrease resulted primarily from decreased personnel and legal expenses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of September 30, 2001, the Company had cash and cash equivalents of $0.23 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         In September 2001, the Company received $0.50 million in cash under the revolving credit loan note from Elmwood Partners II. The remaining $0.50 million was borrowed in October 2001.

         Net cash and cash equivalents used in operating activities decreased to $3.50 million for the nine months ended September 30, 2001 from $3.76 million for the same period in 2000 due primarily to the decrease in net loss offset by the net increase in operating assets and liabilities, primarily prepaid insurance.

         Net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2001 was $2.98 million, arising from the revolving credit loan, the issuance of a note payable to Rayovac, and the issuance of redeemable convertible preferred stock and common stock. See further discussion in Notes 4 and 5 of Notes to Condensed Financial Statements. Net cash provided by financing activities for the same period in 2000 was $3.94 million, arising from notes payable to related parties and issuance of preferred stock.

         The Company currently anticipates that its existing cash and cash equivalents balance, along with the funds available under the two revolving credit notes from Elmwood Partners II, will fund operations and continue technology development at the current level of activity through the fourth quarter of 2001. The Company will need to raise additional funds through additional debt or equity. There can be no assurance that additional equity or debt financing will be available when needed or on terms acceptable to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 2001 the Company borrowed $0.50 million under a $1.00 million revolving credit loan note issued to Elmwood Partners II. The note will automatically convert to convertible preferred stock and warrants to purchase common stock if the Company issues additional preferred stock in 2001. The note will convert at the price for which such preferred stock and warrants are sold to third parties.

         The issuance of this note was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), including Rule 506 of Regulation D promulgated thereunder. At the time of issuance, Elmwood Partners II was an accredited investor as defined under Regulation D. No general solicitation or advertising was used in connection with this issuance and an appropriate legend was placed on the note stating that it was not registered under the Securities Act.

         This note is a debt obligation of the Company and is therefore superior to the Company's common stock as to payment upon liquidation, dissolution or winding-up, and therefore could adversely affect the holders of common stock with respect to such payments.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBIT
                  NUMBER   DESCRIPTION OF EXHIBITS

                  10.8 Revolving Credit Loan Note of AER Energy Resources, Inc., dated August 28, 2001 between Elmwood Partners II and AER Energy Resources, Inc.

         (B)      REPORTS ON FORM 8-K:

                  The registrant did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AER ENERGY RESOURCES, INC.


Date:    November 13, 2001      By:      /s/      David W. Dorheim
                                    -------------------------------------------
                                         David W. Dorheim, President and
                                         Chief Executive Officer


Date:    November 13, 2001      By:      /s/      J.T. Moore
                                    -------------------------------------------
                                         J.T. Moore, Vice President,
                                         Chief Financial Officer, Secretary
                                         and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

AER Energy is a trademark of AER Energy Resources, Inc.