Form 10-K405
period 2001-12-31
AER ENERGY RESOURCES INC /GA
filed 2002-04-01
CIK 863872

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on the OTC Bulletin Board on March 11, 2002, was approximately $6,635,751.

         As of March 11, 2002, the registrant had 25,522,121 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of the Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

===============================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
PART I
Item   1.  Business.........................................................................................   3
       2.  Properties.......................................................................................   8
       3.  Legal Proceedings................................................................................   8
       4.  Submission of Matters to a Vote of Security Holders..............................................   8
           Executive Officers of the Registrant.............................................................   8

PART II
Item   5.  Market for Registrant's Common Equity and Related Stockholder Matters............................   9
       6.  Selected Financial Data..........................................................................  10
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............  11
      7A.  Quantitative and Qualitative Disclosures about Market Risk.......................................  16
       8.  Financial Statements and Supplementary Data......................................................  16
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............  16

PART III
Item  10.  Directors and Executive Officers of the Registrant. .............................................  17
      11.  Executive Compensation...........................................................................  17
      12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters.......................................................................................  17
      13.  Certain Relationships and Related Transactions...................................................  17

PART IV
Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................  18

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    AER Energy Resources, Inc. (the "Company" or "AER Energy") was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. AER Energy's current strategy as a research and development ("R&D") company is focused on primary (disposable), rather than rechargeable, zinc-air battery technology and licensing our extensive patent portfolio to large established battery and original equipment manufacturers ("OEMs") with plans to commercialize the technology. Until 1998, the Company's operations had been focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, and similar activities.

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

    In November 1997, the Company was issued a United States patent for its "Diffusion Air Manager" technology. The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use. The result is a primary battery that can operate an electronic device 3 to 5 times longer than alkaline batteries and can be stored for up to two years and deliver most of its energy. Due to the simplicity, small size and enhanced storage life capability provided by the Diffusion Air Manager, this patented air manager technology may allow the Company to capitalize on the opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. This breakthrough air manager technology will be used to seek to attract more large established battery and consumer electronic OEMs into alliances for joint product development, licensing, and commercialization of the Company's primary zinc-air battery technology.

    In September 1998, the Company announced its TLAS Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company's primary (disposable) zinc-air technology. Under the terms of the TLAS Agreement, the Company agreed to license certain of its primary zinc-air related battery technology and license the rights to its then existing patents to Duracell. In addition, Duracell agreed to fund certain joint product development projects with the Company during 1999. Duracell owns any technology developed under the projects it funded, and the Company has rights to utilize any such technology. Duracell also has options to obtain certain other license rights.

    In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation. Under the agreement, the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed under the agreement and the Company will have rights to utilize that technology. In December 2001, the Company and Rayovac moved to the next phase of their joint development project. In addition, Rayovac requested and the Company granted to Rayovac additional license rights for the Company's zinc-air battery technology. With the additional rights, Rayovac will be able to pursue a broader range of zinc-air battery products and markets.

    In September 2001, Rayovac Corporation received a new zinc-air development contract from the United States Army Communications and Electronics Command ("CECOM") in Fort Monmouth, New Jersey, and under the terms of the Rayovac License and Development Agreement with the Company, Rayovac has subcontracted certain work from the development program to the Company.

TECHNOLOGY OVERVIEW

    The market for batteries is currently being served by a variety of different battery technologies, some of which were first commercialized approximately 100 years ago. Each of these battery technologies offers certain attributes such as energy density, energy storage capacity, cost, configuration and service life which make it best suited for particular product applications. Choosing the appropriate battery to serve a given application involves matching the battery's characteristics to the users' application requirements. The Company is not aware of any single battery technology that can ideally serve all applications.

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

RESEARCH AND DEVELOPMENT

    The Company's significant research and development (R&D) efforts have produced numerous patents, its primary technological assets. The Company's Diffusion Air Manager technology, which extends the life of zinc-air cells, is the foundation of AER Energy's entry into the primary battery market. The Company plans to continue its R&D efforts and work to reduce the size and cost of zinc-air batteries. While AER Energy is a R&D company, it still maintains a small assembly operation to produce prototype batteries for evaluation and testing.

    A majority of the Company's expenses to date have been for R&D. The Company's R&D expenses for the last three years averaged $3.44 million per year and have aggregated $45.78 million from inception to December 31, 2001. In 1998 and 1999, a portion of the Company's R&D expenses were funded under the TLAS Agreement with Duracell. In 2001, a portion of the Company's R&D expenses were funded under its license agreement with Rayovac.

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

The Company believes that its major competitors will also include makers of alkaline and lithium-based primary batteries, nickel-cadmium, nickel-metal hydride and lithium-based rechargeable batteries, some, if not all, of whom are candidates to be AER Energy licensees. Such competitors and potential licensees include Energizer, Duracell, Rayovac, Sanyo Electric Co., Ltd., Toshiba Corporation, Matsushita Electric Industrial Co., Ltd., SAFT and Varta Batterie AG, which, among others, currently manufacture primary or rechargeable batteries or both. Sony Corporation, Sanyo Electric Co., Ltd. and Matsushita Electric, among others, are marketing lithium-ion batteries that are designed for use with portable computers, video cameras and cellular telephones. Sony Corporation, Sanyo Electric Co., and Matsushita Electric announced the availability of lithium polymer batteries in 1999. Valence Technology, Inc., Ultralife Batteries, Inc., and Electro Fuel Inc. are also engaged in the research and development of lithium-polymer batteries, most of which are just becoming commercially available. In addition, companies such as Sony, Matsushita Electric, Sanyo, SAFT, Rayovac, Tadiran Electronic Industries, Energizer, Duracell and Toshiba, and possibly other companies, may have active R&D programs to develop new high energy density batteries. No assurance can be given that such companies will not develop batteries similar or superior to the Company's zinc-air batteries.

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

    The Company has been granted 50 United States patents, 9 European patents, 4 Canadian patents, and 10 Japanese patents. In addition, the Company has filed 19 United States and 75 foreign patent applications as of December 31, 2001. It is the Company's intention to continue filing new patent applications in the United States, Japan, Europe, Canada, and other countries, as appropriate, for the technology, products and product improvements developed through its research and product development activities.

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

    Through the DEMI License, the Company has exclusive rights to 9 DEMI patents (except for motor vehicle applications) which have been issued in the United States and 2 that have been issued in Japan. The DEMI patents relate to air manager systems, an electrolyte recirculating system, a flexible cell case which allows for zinc anode volume change during charge and discharge a coated air electrode and a method for attaching zinc-air batteries to electronic products. The Company allowed one DEMI US patent to lapse. The Company is not currently utilizing any of the technology embodied in the DEMI patents.

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

    In September 1998, the Company executed the TLAS Agreement with Duracell Inc. pursuant to which the Company's zinc-air battery technology has been licensed to Duracell on primarily a non-exclusive basis. Under the agreement, Duracell funded certain product development projects with the Company during 1999. In return, Duracell owns any technology developed under the product development projects it funded. The Company has certain royalty-bearing and royalty-free rights to utilize any developed technology funded by Duracell. Duracell also has certain non-exclusive rights to the Company's technology and certain option rights to obtain a non-exclusive license of the Company's technology to manufacture and sell certain battery cells.

    In April 2001, the Company entered into a License and Development Agreement with Rayovac Corporation to explore the feasibility of combined products and to license AER's proprietary technology and patents to Rayovac. The Agreement includes both a Development Program and a Stock Purchase. The Development Program consisted of three phases: a preliminary phase (Sub-Phase A), an intermediate phase (Sub-Phase B), and a final phase (Sub-Phase C), all three phases are expected to be completed in mid-2002. Each party shall perform specific obligations set for and assigned to it in the Development Plan. Rayovac will own technology developed for it and AER will have certain rights to utilize that technology. Rayovac also has options to obtain certain other license rights.

    In addition to potential patent protection, the Company attempts to protect its trade secrets and other proprietary information through secrecy agreements with customers, suppliers, employees and consultants, and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

    At December 31, 2001, the Company had 35 employees. Of the total number of personnel, 9 were engaged in R&D, 16 were engaged in product development, assembly and prototype operations, and 10 were in marketing and general and administrative functions. The Company's success will depend in large part on its ability to retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good. Subsequent to December 31, 2001, the Company, for expense reduction reasons, reduced its total employees to an equivalent of 21 persons.

FORWARD LOOKING STATEMENTS

    This report contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, ability of the Company to license its technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from battery manufacturers and OEMs, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds and working capital to sustain its operations and development efforts during the next twelve months and other factors affecting the Company's business that are beyond the Company's control. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company as of March 11, 2002 were as follows:

                         NAME               AGE                    POSITION
               David W. Dorheim             52        President, Chief Executive Officer and Director
               J.T. Moore                   62        Vice President - Chief Financial Officer, Treasurer and Secretary
               Lawrence A. Tinker,  Ph.D    49        Vice President - Advanced Technology

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

    J. T. Moore joined the Company in September 1998 as Vice President - Chief Financial Officer, Treasurer and Secretary. Mr. Moore is currently working for the Company on a part-time basis. He previously served as Chief Financial Officer of Dyad Corporation, a computer software developer, from 1997 to 1998, Executive Vice President of Eastern European Capital, an international investment company, from 1995 to 1997, and International Chief Financial Officer/Director of Finance for Turner Broadcasting Company, an international broadcasting company, from 1993 to 1995. Mr. Moore was also previously employed with Arthur Andersen LLP and Marriott Corporation. Mr. Moore is a certified public accountant.

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

    R. Dennis Bentz and Frank M. Harris, who were previously Vice Presidents of the Company, left the Company in March 2002. There are no current plans to replace them.

    Effective May 10, 2002, Mr. Dorheim will resign as the President and Chief Executive Officer as part of the Company's cost reduction plan. The Company has approved a consulting and severance agreement under which the Company will engage Mr. Dorheim as a consultant to the Company on a part-time basis through the earlier of November 15, 2002 or the date he begins full-time employment elsewhere. Mr. Dorheim will remain a director of the Company until the Company's 2003 Annual Meeting of Shareholders if he is elected to the Board at the Company's 2002 Annual Meeting, and the Board, in its discretion, may nominate him for successive terms to the Board. Replacing Mr. Dorheim as President of the Company will be Dr. Lawrence A. Tinker, who currently serves as the Company's Vice President of Advanced Technology. Jon A. Lindseth, currently the Company's Chairman, will serve as both Chairman and Chief Executive Officer as of May 10, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

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

    The following table sets forth, for the quarters indicated, the high and low sales prices for the Company's common stock on the OTCBB.

                                                                                   PRICE
                              QUARTER ENDED:                                  HIGH        LOW
                              ------------------                            -------    --------
                              March 31, 2000    .........................  $  6.2500  $  0.2500
                              June 30, 2000     .........................     2.0000     0.7500
                              September 30, 2000.......................       1.3125     0.5625
                              December 31, 2000 .....................         0.8125     0.2344

                              March 31, 2001    .........................  $  0.7344  $  0.2500
                              June 30, 2001     .........................     1.1900     0.2812
                              September 30, 2001.......................       0.6400     0.2600
                              December 31, 2001 .....................         0.4100     0.1900

    On December 31, 2001, the closing price of the common stock as reported on the OTCBB was $0.2500 per share. On March 11, 2002, there were 271 holders of record of the Company's common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

DIVIDENDS ON SHARES OF COMMON STOCK

    The Company has not declared a cash dividend on its common stock since inception. The Company has incurred operating losses since inception and anticipates that for the foreseeable future, earnings, if any, will be retained for the operation and growth of its business. Further, the Company's ability to declare and pay a dividend on its common stock is limited by the terms of the Company's outstanding series of preferred stock. Accordingly, the Company does not anticipate paying any dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Series B Convertible Preferred Stock. In February 2001, the Company issued to an accredited investor (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act")) an aggregate of 102,250 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") and a warrant to purchase 776,699 shares of common stock at a current exercise price of $0.336 per share. The Company received $1 million in cash for these issuances less a transaction fee of $22,500, of which 50% was paid in cash and the remainder was paid in shares of Series B Preferred Stock. In connection with this issuance, the Company granted to the purchaser certain demand and piggyback registration rights with respect to the shares of common stock to be received upon conversion of the Series B Preferred Stock or exercise of the warrant.

    The Series B Preferred Stock entitles the holder thereof to receive cumulative cash dividends when, as and if declared by the Board of Directors at the rate of 6.75% per year. The Series B Preferred Stock (including the value of accrued but unpaid dividends thereupon) may be converted at the option of the holder into shares of common stock pursuant to a specified conversion rate, which may be adjusted pursuant to the anti-dilution and rate protective provisions contained in the terms of the Series B Preferred Stock. As of December 31, 2001, one share of Series B Preferred Stock (including accrued but unpaid dividends thereupon) was convertible into approximately 26.81 shares of common stock. The Series B Preferred Stock may also be redeemed or converted into common stock at the option of the Company upon certain conditions. The Series B Preferred Stock is also redeemable for cash at the election of the holder at any time. Further, upon the fifth anniversary of the original issuance date, the Company must at its option either redeem the Series B Preferred Stock or convert it in full into shares of common stock.

    Series C Convertible Preferred Stock. In June 2001, the Company issued to an accredited investor an aggregate of 102,250 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") and a warrant to purchase 982,981 shares of common stock at an exercise price of $0.425 per share. The Company received $1 million in cash for these issuances less a transaction fee of $22,500, of which 50% was paid in cash and the remainder was paid in shares of Series C Preferred Stock. In connection with this issuance, the Company granted to the purchaser certain demand and piggyback registration rights with respect to the shares of common stock to be received upon conversion of the Series C Preferred Stock or exercise of the warrant.

    The Series C Preferred Stock entitles the holder thereof to receive cumulative cash dividends when, as and if declared by the Board of Directors at the rate of 6.75% per year. The Series C Preferred Stock (including the value of accrued but unpaid dividends thereupon) may be converted at the option of the holder into shares of common stock pursuant to a specified conversion rate, which may be adjusted pursuant to the anti-dilution and rate protective provisions contained in the terms of the Series C Preferred Stock. As of December 31, 2001, one share of Series C Preferred Stock (including accrued but unpaid dividends thereupon) was convertible into approximately 29.76 shares of common stock. The Series C Preferred Stock may also be redeemed or converted into common stock at the option of the Company upon certain conditions. The Series C Preferred Stock is also redeemable for cash at the election of the holder at any time. Further, upon the fifth anniversary of the original issuance date, the Company must at its option either redeem the Series C Preferred Stock or convert it in full into shares of common stock.

    These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act, including Regulation D and Rule 506 thereunder. All recipients were believed to be accredited investors within the meaning of Regulation D under the Securities Act. Appropriate legends were affixed to the share certificates, and the Company did not engage in any general solicitation or advertising in connection with the offer and sale of these securities.


ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                                         PERIOD FROM
                                                                                                        JULY 17, 1989
                                                                                                          (DATE OF
                                                                                                        INCEPTION) TO
                 YEAR ENDED DECEMBER 31, DECEMBER 31,
     STATEMENT OF OPERATIONS DATA:                         2001        2000        1999        1998        1997          2001
------------------------------------------               --------   ---------  ----------  ----------   ---------   -----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
License fee and research and development
     revenues             .............................   $  402     $  431     $  1,947    $     350    $     --    $    3,131
Product sales            ..............................       --         --           --           --         108           338
Cost of product sales       ...........................       --         --           --           --      (2,675)       (6,759)
                                                           ------     ------     --------    ---------    ---------   -----------
                                                             402        431        1,947          350      (2,567)       (3,290)
Total cost and expenses    ............................     4,596      5,184        5,592        7,360       7,022        74,016
                                                           ------     ------     --------    ---------    --------    ----------
Operating loss          ................................   (4,194)    (4,753)      (3,645)      (7,010)     (9,589)      (77,306)

Net loss            .....................................  (4,394)    (4,909)      (3,487)      (6,632)     (8,766)      (74,217)
Accretion of redeemable convertible
 preferred stock..                                            475          34           --          --            --           509
Redeemable convertible preferred stock
     dividend requirements   ..........................      371         71           --           --          --            443
                                                         -------     ------     --------    ---------    --------       ----------
Net loss attributable to common stock..................  (5,240)     (5,014)      (3,487)     (6,632)       (8,766)      (75,168)
                                                        =========   ========-   ==========   =========   ===========   ==========

Net loss per common share (basic and diluted) .......    $(0.21)    $ (0.20)    $  (0.14)    $ (0.27)    $   (0.36)    $  (4.27)
                                                         =======    ========    =========    ========    ==========    ===========

For quarterly information see Note 14 of the Notes to Financial Statements.

                                                                                             AS OF DECEMBER 31,
     BALANCE SHEET DATA:                                                    2001       2000         1999        1998         1997
---------------------------------------------                              ------     -------     -------     -------     ---------
                                                                 (IN THOUSANDS)
Total assets           .................................................   $  693     $1,252     $  2,581    $   5,335    $ 12,057
Total long-term liabilities ................................               $   --     $   --     $    288    $      --    $      2
Redeemable convertible preferred stock...............                      $3,112     $3,386     $     --    $      --    $     --
Total long-term liabilities and redeemable convertible
     preferred stock        ......................................         $3,112     $3,386     $    288    $      --    $      2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, investments, income taxes, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Management believes the following critical polices, among others, affect its more significant judgments and estimates used in the preparation of its financial statements.

Long-Lived Assets

    In accordance with the provision of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed, based on estimated undiscounted future cash flows attributable to the assets in question.

Equipment and Improvements

    Equipment and improvements are stated at cost. Depreciation of equipment and improvements is computed using the straight-line method over their estimated useful lives, ranging from three to seven years. Certain equipment is used to advance the development of production processes, refine product designs for production and produce batteries for laboratory and field testing. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms. During the year ended December 31, 2000, the Company recorded a write-off of fully depreciated obsolete equipment of $210,182, as well as other equipment with a net book value of $11,151. There were no write-offs for the years ended December 31, 2001 and 1999.

Revenue Recognition

    License fee revenues, including upfront nonrefundable fees, are recognized ratably over the related licensing period. Research and development revenues are recognized over the period the services are performed and the Company incurs the related expenses, in accordance with the related agreements. Revenues from product sales are recognized when the products are shipped and the Company has no further obligations.

Research and Development

    Research and development costs are charged to expense as incurred.

Equity and Debt Instruments

    In order to fund its operations, the Company has issued various debt and equity instruments including convertible debt, preferred stock, and warrants. The Company allocates the proceeds of these issuances based on the relative fair values of the instruments issued at the time of issuance. Any related discounts are amortized to interest expense (if related to a debt instrument) or treated as dividends (if related to an equity instrument) over the life of the instruments.

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

    During 1998 and 1999, Duracell paid the Company a total of $3.00 million under the TLAS Agreement, which was recognized as revenue when it was earned. For the years ended December 31, 2001, 2000, and 1999, $0.29 million, $0.43 million, and $1.93 million, respectively, were recognized as license fee revenue and research and development revenue in the Company's Statements of Operations.

    In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation. Under the agreement the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed under the agreement and the Company will have rights to utilize that technology. The Company has received funds from Rayovac under the terms of this agreement as outlined under "Liquidity, Capital Resources and Financial Condition".

    In September 2001, Rayovac Corporation received a zinc-air battery development contract from CECOM in Fort Monmouth, New Jersey, and under the terms of the Rayovac License and Development Agreement, Rayovac has subcontracted certain work from the development program to the Company. Starting in September 2001, the Company will receive a total of approximately $500,000 over the next 17 months.

    Throughout 2002, the Company plans to seek additional license agreements for its patented zinc-air technology with other companies, and develop prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

    Revenues for 2001, 2000, and 1999 were $0.40 million, $0.43 million, and $1.95 million, respectively. Revenues for 2001 relate to the license fees of $0.29 million earned under the Duracell TLAS Agreement and revenue of $0.11 million earned from a subcontract of the Rayovac CECOM contract. Virtually all of the 2000 and 1999 license fees and research and development revenues arose from the TLAS Agreement.

    As a result of the Company's cost reduction plan, research and development expenses decreased 13% to $3.05 million in 2001 from $3.53 million in 2000. Travel, tooling, depreciation, and direct materials expenses were reduced. The 6% decrease to $3.53 million in 2000 from $3.74 million in 1999 was primarily from reduced personnel related expenses, lower legal fees, and reduced direct materials expense.

    Marketing, general and administrative expenses decreased 7% to $1.54 million in 2001 from $1.66 million in 2000. This decrease resulted primarily from reduced personnel related expenses, reduced travel, and lower investor relations expenses. The 11% decrease to $1.66 million in 2000 from $1.86 million in 1999 resulted primarily from lower personnel-related expenses, decreased royalty expenses, and lower administrative expenses.

    For 2001, 2000, and 1999 interest income decreased as a result of lower cash and cash equivalents balances throughout each year in comparison with the previous year.

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

    In September 2000, the Company received $1.93 million in cash, net of issuance costs, pursuant to the issuance of 404,500 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to two major shareholders of the Company. The balance of the total Series A Preferred Stock purchase price of $4.00 million was paid by the conversion of the $2.00 million convertible promissory notes issued in April 2000. The Company incurred total interest expense on the convertible promissory notes, prior to the conversion into Series A Preferred Stock, of $0.22 million. As of February 28, 2002, the Series A Preferred Stock may be converted to common stock of the Company at any time at the option of the holders at a conversion price of $0.469 per share, subject to various possible adjustments. The Company may redeem the Series A Preferred Stock at any time at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid), and it must be redeemed in September 2005, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative, and compound annually. Each of the two shareholders were issued warrants to purchase 470,035 shares of the Company's common stock at an exercise price of $0.554 per share, subject to various possible adjustments. The warrants expire in September 2005.

    In February 2001, the Company received $0.98 million in cash, net of issuance costs, pursuant to the issuance of 102,250 shares of Series B Preferred Stock to one of the Company's major shareholders, Elmwood Partners II (affiliated with the Chairman of the Company's Board of Directors). As of February 28, 2002, the Series B Preferred Stock may be converted to common stock of the Company at any time at the option of the holders at a conversion price of $0.336 per share, subject to various possible adjustments. The Company may redeem the Series B Preferred Stock at any time at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid), and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative, and compound annually. Warrants were issued to purchase 776,699 shares of the Company's common stock at a current exercise price of $0.336 per share, subject to various possible adjustments. The warrants expire in February 2006.

     In April 2001, the Company executed a License and Development Agreement with Rayovac Corporation. Under the agreement, the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed under this agreement and the Company will have rights to utilize that technology.

     In connection with the Rayovac agreement, the Company issued to Rayovac 656,858 shares of Company common stock and a warrant to purchase up to 218,953 shares of common stock for a total purchase price, net of transaction fees, of $0.27 million. The warrant is exercisable for four years and entitles the holder to purchase up to 218,953 shares of common stock at an exercise price of $0.4567 per share. Rayovac has certain rights to purchase additional shares of common stock and warrants as of the development phase completion date, anticipated to be in mid-2002.

     Additionally, the Company issued a $250,000 non-interest bearing note payable to Rayovac. The note converts to the number of shares of common stock equal to $250,000 divided by the lesser of the average closing price for the thirty days prior to the conversion or $1.50. The principal on the note is payable in cash only upon the occurrence of specified events of default. The note will convert to common stock upon the development phase completion date. While the note has no stated interest rate, an interest rate of 15% was used to discount the note by $0.03 million and will be amortized to interest expense over its expected life. Based upon the rate at which the note becomes convertible, an additional discount of $0.07 million was recorded in accordance with Emerging Issues Task Force Topic No. 00-27, Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments, which will also be amortized to interest expense.

    In June 2001, the Company received $0.98 million in cash, net of issuance costs, pursuant to the issuance of 102,250 shares of Series C Preferred Stock to one of the Company's major shareholders, FW AER II, L.P. As of February 28, 2002, the Series C Preferred Stock may be converted to common stock of the Company at any time at the option of the holders at a conversion price of $0.407 per share, subject to various possible adjustments. The Company may redeem the Series C Preferred Stock at any time at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid), and it must be redeemed in June 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative, and compound annually. Warrants to purchase 982,891 shares of the Company's common stock at an exercise price of $0.4248 per share, subject to various possible adjustments. The warrants expire in June 2006.

     In September 2001, the Company received $0.50 million in cash under a $1.00 million revolving credit loan note issued to Elmwood Partners II (affiliated with the Chairman of the Company's Board of Directors). The remaining $0.50 million was borrowed in October 2001. The principal and interest, which were due January 31, 2002, were converted to Series D Convertible Preferred Stock and warrants to purchase common stock in 2002.

     In November 2001, the Company received an additional $0.50 million in cash under a second $1.00 million revolving credit loan note issued to Elmwood Partners II (affiliated with the Chairman of the Company's Board of Directors). The remaining $0.50 million was borrowed in January 2002. The principal and interest, which were due January 31, 2002, were converted to Series D Convertible Preferred Stock and warrants to purchase common stock in 2002.

     As of December 31, 2001, the Company had cash and cash equivalents of $0.06 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management. As a result of the significant dilutions relating to recent financing it may be more difficult for the Company to raise additional funding.

    Net cash used in operating activities decreased to $4.66 million in 2001 from $4.89 million in 2000. This change in net cash used in operating activities is primarily due to the decrease in revenues, both current and deferred, and the decrease in net loss, offset by increased prepaid insurance and depreciation.

    During the years ended December 31, 2001 and 2000, cash used in investing activities was $36,115 and $21,974, respectively, which primarily reflected the purchase of office, manufacturing and battery testing equipment.

     Net cash provided by financing activities of $3.98 million for the year ended December 31, 2001 arose from the issuance of revolving credit notes, the issuance of redeemable convertible preferred stock and the issuance of revolving credit loan notes. Net cash provided by financing activities of $3.93 million during the year ended December 31, 2000 arose from the issuance of convertible notes and redeemable convertible preferred stock.

    As discussed in Note 6 to the Financial Statements, the Company has agreed to pay DEMI royalties pursuant to the DEMI License. During 1999, the last required payment to DEMI was made for minimum royalty fees. The Company recorded royalty expense related to the DEMI License for the year ended December 31, 1999 of $0.05 and for the period from inception to December 31, 2001 of $1.39 million.

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

    At December 31, 2001, the Company had available net operating loss carryforwards for income tax purposes of approximately $70.73 million and research and development credit carryforwards of approximately $1.54 million, all of which have been fully reserved due to the uncertainty of realization. These carryforward items will both begin to expire in 2004 and are both subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards and the research and development credit carryforwards available to the Company in the future.

     In February 2002, the Company received $1.00 million in cash, pursuant to the issuance of 300,000 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") in a private placement transaction. A significant portion of the total preferred stock purchase price of $3.00 million was paid by the conversion of the $2.00 million revolving credit notes issued in September and November 2001. The Company incurred total interest expense on the revolving credit notes, prior to the conversion to Series D Preferred Stock, of $0.03 million. The Series D Preferred Stock may be converted to common stock of the Company at any time at the option of the holders at a conversion price of $0.3059 per share, subject to various possible adjustments. The Company may redeem the Series D Preferred Stock at any time at a price equal to $10.00 per share plus three years worth of dividends (less any already paid), and it must be redeemed in five years from the date of issuance, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative, and compound annually. The investors were issued warrants to purchase in the aggregate 3,759,402 shares of the Company's common stock at an exercise price of $0.3192 per share, subject to various possible adjustments. The warrants expire in January 2007. As a result of the issuance of Series D Preferred Stock, the conversion prices of the Series A, Series B, and Series C stock will be reduced resulting in additional discounts in accordance with EITF 00-27. Additionally, the issuance of Series D, and the related adjustments to Series A, Series B, and Series C, will result in an additional 15,564,594 of fully diluted shares outstanding.

    The Company currently anticipates that its existing cash and cash equivalents balance plus funds received in January and February 2002 will fund operations and continue technology development at the current level of activity into the second quarter of 2002. The Company will need to raise additional funds through additional license agreements, R&D contracts, debt or equity, which it is currently pursuing. There is no assurance that the needed funds will be raised. If sufficient funds are not raised, the Company will be required to severely curtail or terminate operations.

    The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in July 1993 and may continue to be highly volatile. The Company's common stock is currently traded on the OTC Bulletin Board. Factors such as the ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, ability of the Company to license its technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company's products in the marketplace, ability to obtain commitments from battery companies and OEMs, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

    On March 30, 1999, the common stock of the Company ceased trading on the Nasdaq SmallCap Market, moving to over-the-counter stock trading on the OTC Bulletin Board.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The statement is effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002 for a calendar-year company). The Company is in the process of evaluating the impact SFAS 144 will have upon adoption, but does not anticipate it will have a significant impact on its financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The Company does not currently have any goodwill or other intangible assets on its books and accordingly, does not expect the adoption of SFAS 141 or SFAS 142 to have an impact on its financial position or result of operations.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally effective for fiscal years beginning June 15, 1999. However, in May 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing SFAS No. 137. In 2001, the Company adopted SFAS No. 133, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. There was no material impact on the Company's results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company has invested a portion of its cash and cash equivalents in high-rated corporate debt financial instruments that mature in 90 days or less. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company has no transactions that qualify for treatment under SFAS No. 133.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the Financial Statements of the Company on Pages F-1 through F-18 of this report, which is incorporated herein by reference in response to the information required by this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the nominees for Directors of the Company set forth under "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

    Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 10.

    Information concerning the Executive Officers of the Company is contained in a separate section captioned "Executive Officers of the Registrant" in Part I of this report and is incorporated herein by reference in response to the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The information set forth under "Voting Securities" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under "Certain Transactions" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this Item 13.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents:

     (1) The following financial statements of the Company and Report of Independent Auditors are filed as part of this Report.

         Report of Independent Auditors

         Balance Sheets as of December 31, 2001 and 2000

         Statements of Operations for the years ended December 31, 2001, 2000, and 1999, and for the period from July 17, 1989 (date of inception) to December 31, 2001

         Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2001, 2000, and 1999, and for the period from July 17, 1989 (date of inception) to December 31, 2001

         Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999, and for the period from July 17, 1989 (date of inception) to December 31, 2001

         Notes to Financial Statements

     (2) Financial Statement Schedules:

         Financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or the notes thereto.

     (3) Exhibits:

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------  ----------------------------------------------------------------------------------------
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

4.7 Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of February 27, 2001 between Elmwood Partners II and AER Energy
         Resources, Inc. (18)

4.8 Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of April 6, 2001 between Rayovac Corporation and AER Energy Resources,
         Inc. (18)

4.9      Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated as of June 1, 2001 between FW AER II, L.P. and AER Energy Resources, Inc.
         (19)

4.10     Form of Warrant to Purchase Common Stock of AER Energy Resources, Inc.
         dated as of January 31, 2001. (20)

10.1     License Agreement dated July 19, 1989 among the Company, Dreisbach
         Electromotive, Inc. and Mike Cheiky. (2)

10.2*    AER Energy Resources, Inc. 1992 Stock Option Plan, as amended. (2)

10.3*    Form of Non-Qualified Stock Option Agreement. (3)

10.4*    Form of Incentive Stock Option Agreement. (3)

10.5     Agreement dated May 12, 1993 between the Company and Westinghouse
         Electric Corporation. (2)

10.6*    Form of Indemnity Agreement with Directors. (2)

10.7     Consent to Partial Assignment of Royalties and Amendment No. 2 to
         License Agreement dated as of October 15, 1993 among the Company,
         Dreisbach Electromotive, Inc. and Mike Cheiky. (4)

10.8     Amended and Restated DEMI/AER Air Manager Agreement dated October 15,
         1993 among the Company, Dreisbach Electromotive, Inc. and Mike Cheiky.
         (4)

10.9*    AER Energy Resources, Inc. 1993 Non-Employee Directors' Restricted
         Stock Award Plan. (4)

10.10*   Form of Director's Restricted Stock Award Agreement. (5)

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

10.26    Technology Licenses and Services Agreement, dated as of September 24,
         1998, by and between Duracell Inc. and AER Energy Resources, Inc.(14)

10.27    Convertible Promissory Note dated as of March 31, 2000 between The
         Kindt-Collins Company and AER Energy Resources, Inc. (15)

10.28    Convertible Promissory Note dated as of April 3, 2000 between FW
         AER II, L.P. and AER Energy Resources, Inc. (15)

10.29    Securities Purchase Agreement dated as of September 27, 2000 between
         Elmwood Partners II and FW AER II, L. P., purchasers, and AER Energy
         Resources, Inc. (17)

10.30    Securities Purchase Agreement dated as of February 27, 2001 between
         Elmwood Partners II and AER Energy Resources, Inc. (18)

10.31    License and Development Agreement dated as of April 6, 2001 between
         Rayovac Corporation and AER Energy Resources, Inc. (18)

10.32    Convertible Subordinated Promissory Note dated as of April 27, 2001 between Rayovac Corporation and AER Energy Resources, Inc. (18)

10.33    Securities Purchase Agreement dated as of June 1, 2001 between FW
         AER II, L.P. and AER Energy Resources, Inc. (19)

10.34    Revolving Credit Loan Note of AER Energy Resources, Inc., dated August
         28, 2001, as amended, between Elmwood Partners II and AER Energy
         Resources, Inc. (20)

10.35    Revolving Credit Loan Note of AER Energy Resources, Inc., dated
         November 20, 2001, as amended, between Elmwood Partners II and AER
         Energy Resources, Inc. (20)

10.36 Confidential Release and Waiver Agreement dated March 5, 2002 between the Company and Frank Harris.

10.37    Securities Purchase Agreement dated as of January 31, 2002 among AER
         Energy Resources, Inc. and certain investors as set forth therein.(20)

21       Subsidiaries of the Company. (2)

23       Consent of Ernst & Young LLP, Independent Auditors.

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

(18) Filed on May 15, 2001 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the quarter ended March 31, 2001 and incorporated herein by reference.

(19) Filed on August 14, 2001 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the quarter ended June 30, 2001 and incorporated herein by reference.

(20) Filed on March 13, 2002 as an Exhibit to Amendment No. 8 to Schedule 13D, filed by Jon A. Lindseth et al., and incorporated herein by reference.

(b)      Reports on Form 8-K filed in the fourth quarter of 2001:

    The registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2002.

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

                      SIGNATURE                         TITLE                      DATE



                /s/ JON A. LINDSETH          Chairman                           March 11, 2002
         --------------------------------
                  Jon A. Lindseth



               /s/ DAVID W. DORHEIM          Director, President and Chief      March 11, 2002
         --------------------------------
                                             Executive
                 David W. Dorheim              Officer



                  /s/ J. T. MOORE            Vice President-- Chief Financial   March 11, 2002
         --------------------------------
                    J. T. Moore                Officer, Treasurer and
                                             Secretary
                                               (Principal Accounting Officer
                                             and
                                               Principal Financial Officer)



                /s/ JAMES W. DIXON           Director                           March 11, 2002
         --------------------------------
                  James W. Dixon



              /s/ WILLIAM L. JACKSON         Director                           March 11, 2002
         --------------------------------
                William L. Jackson



                /s/ JOHN L. WILKES           Director                           March 11, 2002
         --------------------------------
                  John L. Wilkes

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
             Report of Independent Auditors        ........................                F-2

             Financial Statements

                Balance Sheets               ........................................     F-3

                Statements of Operations            ...........................           F-4

                Statements of Stockholders' (Deficit) Equity....                          F-5

                Statements of Cash Flows         ..........................               F-6

                Notes to Financial Statements       .....................                  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
AER Energy Resources, Inc.

    We have audited the accompanying balance sheets of AER Energy Resources, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2001 and for the period from July 17, 1989 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AER Energy Resources, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from July 17, 1989 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming AER Energy Resources, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and negative cash flows from operations and has working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



                                                /s/ ERNST & YOUNG LLP
                                                -------------------------------
                                                Ernst & Young LLP

Atlanta, Georgia
February 11, 2002

                                        AER ENERGY RESOURCES, INC.
                                      (a Development Stage Company)
                                              BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                    --------------------------------------------
                                                                                         2001                        2000
                                                                                    --------------             -------------
                                                         ASSETS
Current assets:
   Cash and cash equivalents                                                             $ 57,487                 $ 781,314
   Accounts receivable                                                                     44,454                     -
   Unbilled accounts receivable                                                            56,991                     -
   Inventories                                                                             78,354                    76,752
   Prepaid general insurance                                                               93,839                     38,740
   Prepaid financing expenses                                                             115,958                     -
   Prepaid expenses and other current assets                                               31,506                    20,662
                                                                                    --------------             -------------
Total current assets                                                                      478,589                   917,468
Equipment and improvements:
   Machinery and equipment                                                              2,981,092                 2,956,329
   Office equipment                                                                       253,818                   242,466
   Leasehold improvements                                                                 220,668                   220,668
                                                                                    --------------             -------------
                                                                                        3,455,578                 3,419,463
   Less accumulated depreciation                                                       (3,252,193)               (3,096,045)
                                                                                    --------------             -------------
                                                                                          203,385                   323,418
Other assets                                                                               10,589                    10,791
                                                                                    --------------             -------------
TOTAL ASSETS                                                                            $ 692,563               $ 1,251,677
                                                                                    ==============             =============


                              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                                     STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                      $ 82,905                  $ 60,910
   Deferred revenue                                                                             -                   287,500
   Other accrued expenses                                                                 147,889                   158,940
   Revolving credit note from related party                                             1,500,000                         -
   Convertible note payable, net of discount of $10,013                                   239,987                         -
                                                                                    --------------             -------------
Total current liabilities                                                               1,970,781                   507,350

Redeemable convertible preferred stock, no par value, in series:
       Series A:  authorized - 425,000 shares; 404,500 shares issued and outstanding at December 31, 2001 and December 31, 2000; liquidation preference and redemption price of $4,389,329 as of December 31, 2001
         (including $344,329 undeclared dividends)                                      2,237,561                   3,386,419
      Series B:  authorized - 250,000 shares; 102,250 shares issued and outstanding at December 31, 2001; liquidation preference and redemption price of $1,080,431 as of December 31, 2001 (including
         $57,931 undeclared dividends)                                                    726,200                      -
      Series C:  authorized - 250,000 shares; 102,250 shares issued and outstanding at December 31, 2001; liquidation preference and redemption price of $1,062,764 as of December 31, 2001 (including
         $40,264 undeclared dividends)                                                    148,189                      -
                                                                                    --------------             -------------
Total liabilities and redeemable convertible preferred stock                            5,082,731                  3,893,769

Stockholders' deficit:
   Preferred stock, no par value:
      Authorized - 10,000,000 shares; no shares issued and outstanding                          -                         -
   Common stock, no par value:
      Authorized - 100,000,000 shares; 25,522,121 shares at December 31, 2001
         and 24,850,263 shares at December 31, 2000 issued and outstanding             69,841,974                67,212,754
   Unearned stock compensation                                                            (15,065)                  (31,861)
   Deficit accumulated during the development stage                                   (74,217,077)              (69,822,985)
                                                                                    --------------             -------------
Total stockholders' deficit                                                            (4,390,168)               (2,642,092)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                                                                                    --------------             -------------
   STOCK, AND STOCKHOLDERS' DEFICIT                                                     $ 692,563               $ 1,251,677
                                                                                    ==============             =============

See notes to financial statements.

                            AER ENERGY RESOURCES, INC.
                          (a Development Stage Company)
                             STATEMENTS OF OPERATIONS

                                                                                                                    PERIOD FROM
                                                                                                                   JULY 17,1989
                                                                                                                     (DATE OF
                                                                                                                   INCEPTION) TO
                                                       YEAR ENDED DECEMBER 31,                                     DECEMBER 31,
                                                 -----------------------------------------------------------
                                                      2001                  2000                  1999                 2001
                                                 ---------------       ---------------       ---------------      ----------------
License fees and research and development
   revenues                                           $ 402,409             $ 431,250           $ 1,946,970           $ 3,130,629

Product sales                                                 -                     -                     -               338,174
   Cost of product sales                                      -                     -                     -            (6,758,985)
                                                 ---------------       ---------------       ---------------      ----------------
   Gross margin on product sales                              -                     -                     -            (6,420,811)
                                                 ---------------       ---------------       ---------------      ----------------
                                                        402,409               431,250             1,946,970            (3,290,182)
Costs and expenses:
   Research and development
   - related party                                            -                     -                     -             1,145,913
   - other                                            3,054,147             3,525,572             3,736,317            44,633,460
   Marketing, general and administrative
   - related party                                            -                     -                50,000             1,388,695
   - other                                            1,542,008             1,658,372             1,806,038            26,847,670
                                                 ---------------       ---------------       ---------------      ----------------
Total costs and expenses                              4,596,155             5,183,944             5,592,355            74,015,738
                                                 ---------------       ---------------       ---------------      ----------------
Operating loss                                       (4,193,746)           (4,752,694)           (3,645,385)          (77,305,920)
Interest income                                          11,492                64,664               158,556             4,122,850
Interest expense - related parties                     (211,838)             (221,166)                    -            (1,034,007)
                                                 ---------------       ---------------       ---------------      ----------------
Net loss                                             (4,394,092)           (4,909,196)           (3,486,829)          (74,217,077)

Accretion of redeemable preferred stock                (474,872)              (33,874)                    -              (508,746)
Redeemable preferred stock dividends                   (371,231)              (71,293)                    -              (442,524)
                                                 ---------------       ---------------       ---------------      ----------------
Net loss attributable to common stock              $ (5,240,195)         $ (5,014,363)          $(3,486,829)         $(75,168,347)
                                                 ===============       ===============       ===============      ================

Net loss per common share (basic and diluted)           $ (0.21)              $ (0.20)              $ (0.14)              $ (4.27)
                                                 ===============       ===============       ===============      ================
Weighted average shares outstanding
   (basic and diluted)                               25,303,306            24,850,263            24,853,452            17,588,329

See notes to financial statements.

                             AER ENERGY RESOURCES, INC.
                           (a Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                                                                                                    Notes
                                                                                                                  Receivable
                                                                                 Common Stock                    from Common
                                                                           --------------------------------
                                                                             Shares             Amount            Stock Sales
                                                                           ------------------------------------------------------
  Issuance of common stock:
     For cash ranging from $0.02 to $6.31 per share,
        inception to May 1996                                               10,005,908        $ 20,622,292                $ -
     For cash in public offerings for $5.25 and $7.00 per share,
        June 1993 to December 1994                                           5,461,700          30,257,263                  -
     For promissory notes ranging from $0.89 to $1.89 per share,
        February 1990 to January 1998                                          135,450             169,675           (169,675)
     For exchange of debt ranging from $1.22 to $1.89 per share,
        May 1991 to July 1992                                                3,079,305           4,438,934                  -
  Exercise of stock options ranging from $0.89 to $5.00 per share,
     May 1994 to June 1996                                                     119,850             143,558                  -
  Payments received on promissory notes                                              -                   -             59,425
  Shares granted under Restricted Stock Award Plan                             203,750           1,273,235                  -
  Shares canceled under Restricted Stock Award Plan                            (36,000)           (260,813)                 -
  Compensation under Restricted Stock Award Plan                                     -            (195,750)                 -
  Cancellation of promissory note                                              (21,375)            (40,375)            40,375
  Conversion of debentures into common stock                                 5,913,675          10,171,058                  -
  Grant of compensatory stock options                                                -              14,063                  -
  Forgiveness of promissory notes                                                    -                   -             69,875
  Net loss and comprehensive loss, inception to December 31, 1998                    -                   -                  -
                                                                           ------------------------------------------------------
Balance at December 31, 1998                                                24,862,263          66,593,140                  -
  Shares canceled under Restricted Stock Award Plan                            (12,000)            (12,756)                 -
  Compensation under Restricted Stock Award Plan                                     -                   -                  -
  Net loss and comprehensive loss                                                    -                   -                  -
                                                                           ------------------------------------------------------
Balance at December 31, 1999                                                24,850,263          66,580,384                  -
  Issuance of 225,988 warrants in conjunction with the
     issuance of convertible promissory notes                                        -             361,581                  -
  Conversion of convertible promissory notes to redeemable
     convertible preferred stock                                                     -            (272,692)                 -
  Issuance of 940,070 warrants in conjunction with the
     issuance of redeemable convertible preferred stock - Series A                   -             648,648                  -
  Accretion of redeemable preferred stock and preferred stock dividends              -            (105,167)                 -
  Compensation under Restricted Stock Award Plan                                     -                   -                  -
  Net loss and comprehensive loss                                                    -                   -                  -
                                                                           ------------------------------------------------------
Balance at December 31, 2000                                                24,850,263          67,212,754                  -
  Issuance of 776,699 warrants in conjunction with the
     issuance of redeemable convertible preferred stock - Series B                   -             264,078                  -
  Issuance of common stock for $0.59 per share                                 656,858             387,011                  -
  Issuance of 982,891 warrants in conjunction with the
     issuance of redeemable convertible preferred stock - Series C                   -             609,392                  -
  Accretion of redeemable preferred stock and preferred stock dividends              -            (846,103)                 -
  Dilutive impact of common and preferred stock issuance on
     previously issued preferred stock (Series A)                                    -             426,844                  -
  Series A anniversary date dilution                                                 -           1,286,546                  -
  Dilutive impact of common and preferred stock issuance on
     previously issued preferred stock (Series B)                                    -             114,144                  -
  Dilutive impact of preferred stock issuance on
     previously issued preferred stock (Series C)                                    -             379,358                  -
  Shares granted under Restricted Stock Award Plan                              15,000               7,950                  -
  Compensation under Restricted Stock Award Plan                                     -                   -                  -
  Net loss and comprehensive loss                                                    -                   -                  -
                                                                           ------------------------------------------------------
Balance at December 31, 2001                                                25,522,121        $ 69,841,974                $ -
                                                                           ======================================================

                                                                                               Deficit
                                                                                               Accumulated
                                                                               Unearned         During the             Total
                                                                               Stock           Development        Stockholders'

                                                                             Compensation          Stage         (Deficit) Equity
                                                                           -----------------------------------------------------
  Issuance of common stock:
     For cash ranging from $0.02 to $6.31 per share,
        inception to May 1996                                                        $ -                 $ -       $ 20,622,292
     For cash in public offerings for $5.25 and $7.00 per share,
        June 1993 to December 1994                                                     -                   -         30,257,263
     For promissory notes ranging from $0.89 to $1.89 per share,
        February 1990 to January 1998                                                  -                   -                  -
     For exchange of debt ranging from $1.22 to $1.89 per share,
        May 1991 to July 1992                                                          -                   -          4,438,934
  Exercise of stock options ranging from $0.89 to $5.00 per share,
     May 1994 to June 1996                                                             -                   -            143,558
  Payments received on promissory notes                                                -                   -             59,425
  Shares granted under Restricted Stock Award Plan                            (1,273,235)                  -                  -
  Shares canceled under Restricted Stock Award Plan                              260,813                   -                  -
  Compensation under Restricted Stock Award Plan                                 896,582                   -            700,832
  Cancellation of promissory note                                                      -                   -                  -
  Conversion of debentures into common stock                                           -                   -         10,171,058
  Grant of compensatory stock options                                                  -                   -             14,063
  Forgiveness of promissory notes                                                      -                   -             69,875
  Net loss and comprehensive loss, inception to December 31, 1998                      -         (61,426,960)       (61,426,960)
                                                                           -----------------------------------------------------
Balance at December 31, 1998                                                    (115,840)        (61,426,960)         5,050,340
  Shares canceled under Restricted Stock Award Plan                               12,756                   -                  -
  Compensation under Restricted Stock Award Plan                                  36,276                   -             36,276
  Net loss and comprehensive loss                                                      -          (3,486,829)        (3,486,829)
                                                                           -----------------------------------------------------
Balance at December 31, 1999                                                     (66,808)        (64,913,789)         1,599,787
  Issuance of 225,988 warrants in conjunction with the
     issuance of convertible promissory notes                                          -                   -            361,581
  Conversion of convertible promissory notes to redeemable
     convertible preferred stock                                                       -                   -           (272,692)
  Issuance of 940,070 warrants in conjunction with the
     issuance of redeemable convertible preferred stock - Series A                     -                   -            648,648
  Accretion of redeemable preferred stock and preferred stock dividends                -                   -           (105,167)
  Compensation under Restricted Stock Award Plan                                  34,947                   -             34,947
  Net loss and comprehensive loss                                                      -          (4,909,196)        (4,909,196)
                                                                           -----------------------------------------------------
Balance at December 31, 2000                                                     (31,861)        (69,822,985)        (2,642,092)
  Issuance of 776,699 warrants in conjunction with the
     issuance of redeemable convertible preferred stock - Series B                     -                   -            264,078
  Issuance of common stock for $0.59 per share                                         -                   -            387,011
  Issuance of 982,891 warrants in conjunction with the
     issuance of redeemable convertible preferred stock - Series C                     -                   -            609,392
  Accretion of redeemable preferred stock and preferred stock dividends                -                   -           (846,103)
  Dilutive impact of common and preferred stock issuance on
     previously issued preferred stock (Series A)                                      -                   -            426,844
  Series A anniversary date dilution                                                   -                   -          1,286,546
  Dilutive impact of common and preferred stock issuance on
     previously issued preferred stock (Series B)                                      -                   -            114,144
  Dilutive impact of preferred stock issuance on
     previously issued preferred stock (Series C)                                      -                   -            379,358
  Shares granted under Restricted Stock Award Plan                                (7,950)                  -                  -
  Compensation under Restricted Stock Award Plan                                  24,746                   -             24,746
  Net loss and comprehensive loss                                                      -          (4,394,092)        (4,394,092)
                                                                           -----------------------------------------------------
Balance at December 31, 2001                                                   $ (15,065)      $ (74,217,077)      $ (4,390,168)
                                                                           =====================================================

  See notes to financial statements.

                                 AER ENERGY RESOURCES, INC.
                                (a Development Stage Company)
                                  STATEMENTS OF CASH FLOWS





                                                                                            YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                         2001                     2000
                                                                                   ---------------    ----------------------
Operating activities:
Net loss                                                                             $ (4,394,092)             $ (4,909,196)
Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation and amortization                                                      156,148                   299,316
       Amortization of unearned stock compensation                                         24,746                    34,947
       Amortization of discount on promissory notes                                       111,674                    88,889
       Non-cash interest on convertible debentures                                              -                         -
       Grant of compensatory stock options                                                      -                         -
       Forgiveness of promissory notes                                                          -                         -
       Loss on disposal of equipment                                                            -                    11,151
       Accretion of discount on short-term investments
         and marketable securities                                                              -                         -
       Changes in operating assets and liabilities:
         Trade accounts receivable                                                        (44,454)                   31,070
         Unbilled accounts receivable                                                     (56,991)                        -
         Inventories, net                                                                  (1,602)                    5,446
         Prepaid general insurance                                                        (55,099)                   (2,140)
         Prepaid financing expenses                                                      (115,958)                        -
         Prepaid expenses and other assets                                                (10,644)                   26,493
         Accounts payable                                                                  21,995                    (9,673)
         Accrued royalties - related party                                                      -                         -
         Deferred revenue                                                                (287,500)                 (431,250)
         Other accrued expenses                                                           (11,050)                  (32,933)
                                                                                   ---------------    ----------------------
Net cash used in operating activities                                                  (4,662,827)               (4,887,880)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                                   (36,115)                  (21,974)
Purchases of short-term investments and marketable securities                                   -                         -
Purchase of license agreement                                                                   -                         -
Proceeds from sales/maturities of short-term investments and
       marketable securities                                                                    -                         -
Changes in other assets                                                                         -                         -
                                                                                   ---------------    ----------------------
Net cash used in investing activities                                                     (36,115)                  (21,974)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                                  1,500,000                         -
Issuance of convertible debentures, net of issuance costs                                       -                         -
Proceeds from convertible notes payable                                                   261,113                         -
Proceeds from convertible notes payable to related parties                                      -                 2,000,000
Payments on notes payable to related parties                                                    -                         -
Payments received on promissory notes                                                           -                         -
Issuance of common stock upon exercise of stock options                                         -                         -
Issuance of common stock, net of issuance costs                                           254,211                         -
Issuance of redeemable convertible preferred stock, net of
       issuance costs                                                                   1,959,791                 1,929,900
                                                                                   ---------------    ----------------------
Net cash provided by financing activities                                               3,975,115                 3,929,900
                                                                                   ---------------    ----------------------
(Decrease) increase in cash and cash equivalents                                         (723,827)                 (979,954)
Cash and cash equivalents at beginning of period                                          781,314                 1,761,268
                                                                                   ---------------    ----------------------
Cash and cash equivalents at end of period                                               $ 57,487                 $ 781,314
                                                                                   ===============    ======================

Supplemental disclosure of non-cash financing activities:
       Upon resignation of one member of the Company's Board
         of Directors, 12,000 non-vested shares of common stock, issued under the 1993 Non-Employee Directors' Restricted Stock Award Plan, were forfeited and returned to authorized
         and unissued shares.                                                                 $ -                       $ -
                                                                                   ===============    ======================

       Conversion of the $2.0 million promissory notes payable to related parties to redeemable convertible preferred stock,
         net of unamortized discount of $272,692                                              $ -               $ 1,727,308
                                                                                   ===============    ======================

                                                                                                        PERIOD FROM
                                                                                                       JULY 17,1989
                                                                                                         (DATE OF
                                                                                                       INCEPTION) TO
                                                                                                         DECEMBER 31,

                                                                                        1999                   2001
                                                                                   -------------    --------------------
Operating activities:
Net loss                                                                            $(3,486,829)          $ (74,217,077)
Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation and amortization                                                    428,364               4,299,630
       Amortization of unearned stock compensation                                       36,276                 796,801
       Amortization of discount on promissory notes                                           -                 200,563
       Non-cash interest on convertible debentures                                            -                 336,558
       Grant of compensatory stock options                                                    -                  14,063
       Forgiveness of promissory notes                                                        -                  69,875
       Loss on disposal of equipment                                                      1,019                  79,440
       Accretion of discount on short-term investments
         and marketable securities                                                      (75,852)               (263,259)
       Changes in operating assets and liabilities:
         Trade accounts receivable                                                      (31,070)                (44,454)
         Unbilled accounts receivable                                                         -                 (56,991)
         Inventories, net                                                               (29,469)                (78,354)
         Prepaid general insurance                                                       -27929                 (85,168)
         Prepaid financing expenses                                                           -                (115,958)
         Prepaid expenses and other assets                                                1,638                 (34,237)
         Accounts payable                                                                (8,506)                 82,905
         Accrued royalties - related party                                              (30,000)                      -
         Deferred revenue                                                               668,750                       -
         Other accrued expenses                                                          65,972                 306,824
                                                                                   -------------    --------------------
Net cash used in operating activities                                                (2,487,636)            (68,708,839)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                                 (76,816)             (4,208,782)
Purchases of short-term investments and marketable securities                        (3,224,148)            (14,736,444)
Purchase of license agreement                                                                 -                (250,000)
Proceeds from sales/maturities of short-term investments and
       marketable securities                                                          3,300,000              15,000,000
Changes in other assets                                                                       -                (140,501)
                                                                                   -------------    --------------------
Net cash used in investing activities                                                      (964)             (4,335,727)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                                        -               6,930,000
Issuance of convertible debentures, net of issuance costs                                     -               9,834,500
Proceeds from convertible notes payable                                                       -                 261,113
Proceeds from convertible notes payable to related parties                                    -               2,000,000
Payments on notes payable to related parties                                                  -              (1,150,000)
Payments received on promissory notes                                                         -                  59,425
Issuance of common stock upon exercise of stock options                                       -                 143,558
Issuance of common stock, net of issuance costs                                               -              51,133,766
Issuance of redeemable convertible preferred stock, net of
       issuance costs                                                                         -               3,889,691
                                                                                   -------------    --------------------
Net cash provided by financing activities                                                     -              73,102,053
                                                                                   -------------    --------------------
(Decrease) increase in cash and cash equivalents                                     (2,488,600)                 57,487
Cash and cash equivalents at beginning of period                                      4,249,868                       -
                                                                                   -------------    --------------------
Cash and cash equivalents at end of period                                          $ 1,761,268                $ 57,487
                                                                                   =============    ====================

Supplemental disclosure of non-cash financing activities:
       Upon resignation of one member of the Company's Board
         of Directors, 12,000 non-vested shares of common stock, issued under the 1993 Non-Employee Directors' Restricted Stock Award Plan, were forfeited and returned to authorized
         and unissued shares.                                                          $ 12,756                $ 12,756
                                                                                   =============    ====================

       Conversion of the $2.0 million promissory notes payable to related parties to redeemable convertible preferred stock,
         net of unamortized discount of $272,692                                            $ -             $ 1,727,308
                                                                                   =============    ====================

                       See notes to financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

GOING CONCERN

         Since inception, the Company's operations have been principally engaged in the development of its technology and products. As a result, the Company has incurred significant operating losses and negative cash flows from operations. In addition, the Company has working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

         The Company currently anticipates that its existing cash and cash equivalents balance in addition to the funding received in February, 2002 (see
Note 15) will fund operations and continue technology development at the current level of activity into the second quarter of 2002. The Company will need to raise additional funds through additional license agreements, R&D contracts, debt or equity. There is no assurance that the needed funds will be raised. If sufficient funds are not raised, the Company will be required to severely curtail or terminate operations.

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

         The Company will likely need working capital infusions from yet unidentified sources to bridge shortfalls in cash flow before such license or research and development agreements are executed and generating cash. If the Company is unable to enter into such agreements or obtain debt or equity financing, a writedown of long-lived assets may be required.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and unbilled accounts receivable. As of December 31, 2001 and 2000, the Company maintained approximately 0% and 38%, respectively, of its cash and cash equivalents, consisting of short duration, high-rated corporate debt securities, under the management of a high credit quality, third party financial institution custodian.

         Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well established companies, however, the credit quality of these customers significantly diminish the risk of loss from extension of credit. The Company's credit policy generally does not require collateral from our customers. The Company provides for estimated credit losses at the time of sale. All revenues were earned from two customers in 2001, and one customer in 2000 and 1999.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

- Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

- Accounts receivable and unbilled accounts receivable: The carrying amounts reported in the balance sheet for accounts receivable and unbilled accounts receivable approximate their fair value.

- Convertible notes payable and revolving credit notes: The carrying amount of the Company's borrowing under its notes approximate their fair values based on discounted future cashflows and the short term nature of the notes.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

INVENTORIES

         Inventories are valued at lower of cost or market, using the first-in, first-out (FIFO) method. The inventory balances at December 31, 2001 and 2000 of $78,354 and $76,752, respectively, consist entirely of raw materials.

LONG-LIVED ASSETS

         In accordance with the provision of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed.

EQUIPMENT AND IMPROVEMENTS

         Equipment and improvements are stated at cost. Depreciation of equipment and improvements is computed using the straight-line method over their estimated useful lives, ranging from three to seven years. Certain equipment is used to advance the development of production processes, refine product designs for production and produce batteries for laboratory and field testing. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms. During the year ended December 31, 2000, the Company recorded a write-off of fully depreciated obsolete equipment of $210,182, as well as other equipment with a net book value of $11,151. There were no write-offs for the years ended December 31, 2001 and 1999.

REVENUE RECOGNITION

         License fee revenues are recognized over the period earned and research and development revenues are recognized over the period the services are performed. Revenues from product sales are recognized when the products are shipped.

INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are likely to be in effect when the differences are expected to reverse. At December 31, 2001 and 2000, the Company recorded a 100% valuation allowance against all deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The statement is effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002 for a calendar-year company). The Company is in the process of evaluating the impact SFAS 144 will have upon adoption, but does not anticipate it will have a significant impact on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The Company does not currently have any goodwill or other intangible assets on its books and accordingly, does not expect the adoption of SFAS 141 or SFAS 142 to have an impact on its financial position or result of operations.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally effective for fiscal years beginning June 15, 1999. However, in May 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing SFAS No. 137. The Company adopted SFAS No.133, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. There was no material impact on the Company's results of operations or financial position.

RECLASSIFICATIONS

         Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. LEASES

         The Company leases office and manufacturing space under operating leases that expire in 2004. Rent expense under the operating leases for the years ended December 31, 2001, 2000, and 1999 and for the period from July 17, 1989 (date of inception) to December 31, 2001 was $172,412, $166,389, $188,959,
and $1,792,844, respectively. Minimum lease payments due in 2002, 2003, and 2004 in the aggregate under the operating leases are $169,347, $176,120, and $136,014, respectively.

3. 1993 NON-EMPLOYEE DIRECTORS' RESTRICTED STOCK AWARD PLAN

         The Company's 1993 Non-Employee Directors' Restricted Stock Award Plan provides for the grant of up to an aggregate of 240,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company. In general, the plan provides for awards of 15,000 shares of common stock to each non-employee director once every five years, with 3,000 shares vesting after each year of service as a director. At December 31, 2001, 170,750 shares of the Company's common stock were outstanding pursuant to this plan.

         The total number of restricted shares granted during the year ended December 31, 2001 was 15,000. No restricted shares were granted during 2000 or 1999. The weighted-average fair value of restricted shares granted for the year ended December 31, 2001 was $0.53.

         Total compensation expense incurred under this plan for the years ended December 31, 2001, 2000 and 1999 was $0.02 million, $0.03 million, and $0.04 million, respectively, and is included in marketing, general and administrative costs and expenses.

4. STOCKHOLDERS' DEFICIT

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

         The Company has not declared a cash dividend on its common stock since inception. The Company has incurred operating losses since inception and anticipates that for the foreseeable future, earnings, if any, will be retained for the operation and growth of its business. Further, the Company's ability to declare and pay a dividend on its common stock is limited by the terms of the Company's outstanding series of preferred stock. Accordingly, the Company does not anticipate paying any dividends on its common stock in the foreseeable future.

SERIES A PREFERRED STOCK

         On September 27, 2000, the Company issued 404,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and warrants to purchase up to 940,070 shares of common stock for a total purchase price, net of transaction fees, of $3.93 million to two major shareholders of the Company. The Company received cash of $1.93 million, net of issuance costs, and the exchange of the $2.00 million of outstanding principal on the convertible promissory notes issued in April 2000 (see Note 11) for the new issuances. Series A Preferred may be converted, at the option of the holders, to common stock of the Company at any time at an initial conversion price of $0.851 per share, subject to various possible adjustments. The Company may redeem the Series A Preferred at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed in September 2005, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The Company incurred total interest expense on the convertible promissory notes of $0.22 million in 2000.

         The warrants are exercisable for five years and entitle the holders to purchase common stock at an exercise price of $0.554 per share, subject to various possible adjustments. The fair value for these warrants of $0.65 million, or $0.69 per share, was estimated at the issuance date using a Black-Scholes valuation model assuming a volatility factor of 214%, risk-free interest rate of 5.9%, dividend yield of 0% and expected life of 5 years. The warrant value has been allocated to common stock from the proceeds of the Series A Preferred and the related discount will be accreted to the Series A Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series A Preferred will equal the mandatory redemption value.

         In accordance with the terms of the Series A Preferred, the initial conversion price of $0.851 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). As a result of the issuance of Series B Preferred Stock on February 27, 2001, the transaction in April 2001, and the issuance of Series C Preferred Stock on June 1, 2001, all discussed below, the conversion price was ultimately adjusted from $0.851 to $0.745. In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (September 27, 2000) equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds upon adjustment resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (September 27, 2005). As a result of the adjustments above, a total discount on the Series A Preferred Stock of approximately $0.43 million was recorded on the various dates of adjustment. The discount will be accreted from the dates of adjustment to the redemption date of the preferred stock and will result in a reduction of earnings available to the common shareholders.

         Additionally, the initial conversion price was subject to further adjustment upon the first anniversary of the original issue date based on the underlying common stock price. As a result of the decrease in the stock price, as of September 27, 2001, the conversion price of Series A Preferred was reduced to $0.554, in accordance with the terms of the Series A Preferred agreement. This adjustment resulted in an additional beneficial conversion option, similar to that discussed above, of approximately $1.28 million. The resulting discount will be accreted over the remaining period until the mandatory redemption date (September 27, 2005).

SERIES B PREFERRED STOCK

         On February 27, 2001, the Company issued 102,250 shares of Series B Convertible Preferred Stock ("Series B Preferred") and a warrant to purchase up to 776,699 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, Elmwood Partners II (affiliated with the Chairman of the Company's Board of Directors). The Series B Preferred may be converted, at the option of the holder, to common stock of the Company at any time at an initial conversion price of $0.515 per Series B Preferred at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed in February 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually.

         The warrant is exercisable for five years and entitles the holder to purchase one share of common stock at an exercise price (as of December 31, 2001) of $0.5376 per share, subject to various possible adjustments. The fair value for this warrant of $0.26 million, or $0.34 per share, was estimated at the date of grant using a Black-Scholes valuation model assuming a volatility factor of 128%, risk-free interest rate of 4.5%, dividend yield of 0% and expected life of 5 years. The warrant value has been allocated to common stock and the related discount will be accreted to the Series B Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series B Preferred will equal the mandatory redemption value.

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

         Similar to the terms of Series A Preferred discussed above, the terms of the Series B Preferred issued February 27, 2001, provide that the initial conversion price of $0.515 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). As a result of the transaction in April 2001 and the issuance of Series C Preferred on June 1, 2001, both discussed below, the conversion price was ultimately adjusted from $0.515 to $0.495. In accordance with EITF 00-27, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (February 27, 2001) equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds upon adjustment resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (February 27, 2006). As a result of the adjustments above, a total discount on the Series B Preferred of approximately $0.03 million was recorded on the various dates of adjustment.

RAYOVAC CORPORATION

         In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation (the "Agreement"). Under the Agreement the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed under this agreement and the Company will have rights to utilize that technology.

         In connection with the Agreement, the Company issued to Rayovac 656,858 shares of Company common stock and a warrant to purchase up to 218,953 shares of common stock for a total purchase price, net of transaction fees, of $0.27 million. The warrant is exercisable for four years and entitles the holder to purchase up to 218,953 shares of common stock at an exercise price of $0.4567 per share, subject to various possible adjustments. The fair value for this warrant of $0.74 million, or $0.34 per share, was estimated at the date of grant using the Black-Scholes valuation model assuming a volatility factor of 170%, risk-free interest rate of 4.9%, dividend yield of 0% and expected life of 4 years. Rayovac has certain rights to purchase additional shares of common stock and warrants as of the Phase III Notice Date, anticipated to be mid 2002.

         Additionally, the Company issued to Rayovac a $250,000 non-interest bearing note payable. The note converts to the number of shares of common stock equal to $250,000 divided by the lesser of the average closing price for the thirty days prior to the conversion or $1.50. The principal on the note is payable in cash only upon the occurrence of specified events of default. The note will convert to common stock upon the Phase III Notice Date, anticipated to be mid 2002. While the note has no stated interest rate, an interest rate of 15% was used to discount the note by $0.03 million and will be amortized to interest expense over its expected life. Based upon the rate at which the note becomes convertible, an additional discount of $0.07 million was recorded in accordance with EITF 00-27, which will also be amortized to interest expense.

SERIES C PREFERRED STOCK

         On June 1, 2001, the Company issued 102,250 shares of Series C Convertible Preferred Stock ("Series C Preferred") and a warrant to purchase up to 982,891 shares of common stock for a total purchase price, net of transaction fees, of $0.98 million to one of the major shareholders of the Company, FW AER II, L.P. The Series C Preferred may be converted, at the option of the holder, to common stock of the Company at any time at an initial conversion price of $0.407 per share, subject to various possible adjustments. The Company may redeem the Series C Preferred at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed in June 2006, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually.

         The warrant is exercisable for five years and entitles the holder to purchase up to 982,891 shares of common stock at an exercise price of $0.425 per share, subject to various possible adjustments. The fair value for this warrant of $0.61 million, or $0.62 per share, was estimated at the date of grant using a Black-Scholes valuation model assuming a volatility factor of 170%, risk-free interest rate of 3.9%, dividend yield of 0% and expected life of 5 years. The warrant value has been allocated to common stock and the related discount will be accreted to the Series C Preferred on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series C Preferred will equal the mandatory redemption value.

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

         At December 31, 2001, the following shares of common stock have been reserved for future issuance:

               Stock options                                        1,982,250
               Series A Preferred Stock Conversion                  7,922,976
               Series B Preferred Stock Conversion                  2,182,689
               Series C Preferred Stock Conversion                  2,611,214
               Warrants related to previous notes payable             225,988
               Warrants outstanding from Series A                     940,070
               Warrants outstanding from Series B                     776,699
               Warrants outstanding from Series C                     982,891
               Warrants - Rayovac                                     218,953
                                                                  -----------
                   Total shares reserved                          17,843,730
                                                                  ===========

5. STOCK OPTIONS

         During 1992, the Company adopted the 1992 Stock Option Plan whereby options may be granted to employees to purchase shares of common stock at prices not less than the fair value of the shares on the date of the grant for incentive stock options and not less than 50% of the fair value of the shares on the date of the grant for non-qualified stock options. Options become vested in accordance with the terms of each option agreement. In general, options become fully vested in five years. Options granted in 1999 provide for full vesting to occur on the fifth anniversary of the grant date, with the possibility of accelerated vesting occurring on December 31, 2001, measured based upon the Company's ability to internally generate cash flows sufficient to meet its operating needs. These measurements were not met as of December 31, 2001, and therefore no vesting was accelerated. No option shall be exercisable within the first six months following the date of grant and no incentive stock option shall be exercisable after the expiration of ten years from the grant date. On April 26, 2001, the Company amended the 1992 Stock Option Plan to increase the number of shares reserved for future issuance to 2,000,000.

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

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 1999 options: risk-free interest rate of 4.80% and 5.9%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 154% and 171%; and a weighted-average expected option life of five years. No options were granted in 2000.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999. The Company's pro forma information follows (in thousands except for loss per share information):

                                                                         YEARS ENDED DECEMBER 31,
                                                                    2001            2000          1999
                                                                -----------     -----------    ---------
                           Pro forma net loss attributable
                               to common stock.........          $ (5,296)      $ (5,102)      $ (3,623)
                           Pro forma net loss per common share:
                               Basic and diluted.........        $  (0.21)      $  (0.21)      $  (0.15)

         A summary of option activity related to the 1992 Stock Option Plan follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                                      OPTION        EXERCISE
                                                                                      SHARES    PRICE PER SHARE
                    Outstanding at December 31, 1998............................      665,625          3.21
                      Granted...................................................      665,000          0.25
                      Canceled..................................................     (100,000)         1.75
                      Expired...................................................      (32,625)         1.89
                                                                                      -------
                    Outstanding at December 31, 1999............................    1,198,000          1.72
                      Canceled..................................................      (28,500)         1.29
                                                                                      -------
                    Outstanding at December 31, 2000............................    1,169,500          1.73
                      Granted...................................................      324,500          0.42
                      Canceled..................................................      (22,000)         0.26
                                                                                     --------
                    Outstanding at December 31, 2001............................    1,472,000     $    1.47
                                                                                    =========

                    Outstanding at December 31, 2001:
                      Exercise price of $0.25 with a weighted-average remaining
                    contractual life
                         of 7.5 years..........................................       575,500    $     0.25
                      Exercise price ranging from $0.42 to $0.50 with a
                    weighted-average
                         remaining contractual life of 9.2 years................      323,500          0.42
                      Exercise price ranging from $2.06 to $3.19 with a
                    weighted-average
                         remaining contractual life of 2.9 years................      540,000          3.18
                      Exercise price ranging from $3.88 to $6.19 with a
                    weighted-average remaining contractual life of 4.2 years...        33,000          4.85
                                                                                       ------
                                                                                    1,472,000    $     1.47
                                                                                    =========
                    Options exercisable at December 31, 2001:
                      Exercise price of $0.25...................................      230,200   $      0.25
                      Exercise price ranging from $0.42 to $0.50................           --           --
                      Exercise price ranging from $2.06 to $3.19................      539,000          3.18
                      Exercise price ranging from $3.88 to $6.19................       33,000          4.85
                                                                                     --------
                                                                                      802,200    $     2.41
                                                                                      =======

                      Options exercisable at December 31, 2000:                       566,000    $     3.27
                                                                                      =======

                    Options exercisable at December 31, 1999:                         499,000    $     3.27
                                                                                      =======

         The weighted-average fair value of options granted during 2001 and 1999 was $0.39 and $0.24, respectively. No options were granted in 2000.

         Prior to the adoption of the 1992 Stock Option Plan, the Company entered into stock option agreements with key employees to purchase common stock of the Company. A total of 212,000 options were granted under this plan, of which 11,250 were exercised. All unexercised options granted under these stock option agreements expired in 1999.

6. RELATED PARTY TRANSACTIONS

         The Company has a license agreement with Dreisbach Electromotive, Inc. ("DEMI"). Certain of the beneficiaries of this license agreement are also shareholders of the Company. Under DEMI's agreement, the Company has an exclusive license to use the patent rights for the purpose of manufacturing and marketing certain batteries and other products employing similar technology. In addition, the Company agreed to pay DEMI royalties, beginning in 1991, of 4% of net sales subject to certain minimum amounts and possible increases or decreases to a maximum of 4% and a minimum of 2%, as specified in the agreement. The applicable percentage of royalties is currently 4% of net sales. The minimum royalty payments under the agreement were completed and paid in full in 1999. The Company recorded total royalty expense related to the DEMI license minimum royalty payments for the years ended December 31, 2001, 2000, and 1999 and for the period from inception to December 31, 2001 of $0, $0, $0.05 million, and $1.39 million, respectively. These minimum royalty expenses are included in marketing, general and administrative expenses in the statements of operations. Additional royalties based on a percentage of net sales, if any, would be included in the cost of sales.

         The Company recorded R&D expenses as a part of the agreement for the period from inception to December 31, 2001 of approximately $1.15 million, all of which were recorded prior to 1993. No additional amounts of R&D expenses were required under the agreement after 1992.

         In February 2001, the Company sold in a private placement a total of 102,250 shares of Series B Preferred Stock and a warrant to purchase 776,699 shares of common stock to Elmwood Partners II, an entity controlled by Jon A. Lindseth, the Chairman of the Board of Directors and a beneficial owner (prior to such purchase) of more than 5% of the outstanding common stock. Elmwood Partners II paid $1,000,000 in cash for such securities. The Series B Preferred Stock is convertible into common stock, and the warrant may be exercised at a price of $0.5376 per share (as of December 31, 2001), subject to adjustment as provided in the warrant.

         In June 2001, the Company sold in a private placement a total of 102,250 shares of Series C Preferred Stock and a warrant to purchase 982,981 shares of common stock to FW AER II, L.P. ("FW AER II") an entity controlled by
J. Taylor Crandall, a beneficial owner (prior to such purchase) of more than 5% of the outstanding common stock. Mr. Brown is an executive officer of the general partner of FW AER II. FW AER II paid $1,000,000 in cash for such securities. The Series C Preferred Stock is convertible into common stock, and the warrant may be exercised at a price of $0.4248 per share, subject to adjustment as provided in the warrant.

         In August and November 2001, the Company issued a revolving credit note to Elmwood Partners II in the principal amount of $1,000,000. Each note bore interest at a rate of prime plus 1% per year and matured on the earlier of January 31, 2002 or the closing of any future offering by the Company of Series D Preferred Stock. These notes were unsecured obligations of the Company and all amounts of principal and interest thereunder were required to convert in full into shares of Series D Preferred Stock and warrants to purchase common stock on the same terms and for the same number of shares as the stock and warrants to be delivered in any future offering by the Company of Series D Preferred Stock, so long as the closing of such offering occurred prior to January 31, 2002.

7. LICENSE AND RESEARCH AND DEVELOPMENT AGREEMENTS

         In April 2001, the Company entered into a License and Development Agreement with Rayovac Corporation to explore the feasibility of combined products and to license the Company's proprietary technology and patents to Rayovac. The Agreement includes both a Development Program and a Stock Purchase (see Note 4). The Development Program consists of three phases: a preliminary phase (Sub-Phase A), an intermediate phase (Sub-Phase B), and a final phase (Sub-Phase C), with all three phases expected to be completed in mid 2002. Each party shall perform specific obligations set for and assigned to it in the Development Plan. Rayovac will own technology developed for it and the Company will have certain rights to utilize that technology. Rayovac also has options to obtain certain other license rights. Rayovac has subcontracted a $500,000 US Government program to the Company for a period that extends from 2001 through 2003.

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

8. INCOME TAXES

         A reconciliation of the provision for income taxes to the federal and state statutory rate of 38% is as follows:

                                                                                                   PERIOD FROM
                                                                                                  JULY 17, 1989
                                                                                                      (DATE
                                                                                                 OF INCEPTION) TO
                                                              YEARS ENDED DECEMBER 31,              DECEMBER 31,
                                                        2001           2000            1999            2001
                                                   -------------- --------------  -------------- ----------------
                  Tax at statutory rate.........     $(1,669,755)   $(1,865,494)    $(1,324,995)    $(28,202,489)
                  Research and development
                  credits.......................         (75,060)       (80,487)        (84,872)      (1,536,525)
                  Other.........................         (28,896)       253,587           3,223          271,831
                  Valuation reserve.............       1,773,710      1,692,394       1,406,644       29,467,183
                                                      ----------     ----------      ----------      -----------
                                                     $        --    $       --      $       --      $        --
                                                      ==========     ==========      ==========      ===========

                  The tax effects of temporary differences, credits, and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                                                             DECEMBER 31,
                                                                          2001        2000
                                                                      ------------  --------
                                   Deferred tax assets:
                                     Net operating loss
                                   carryforwards..................    $ 26,879,139  $24,807,531
                                     Depreciation.................          42,666       34,406

                                     Start-up costs...............         971,045    1,340,967
                                     Research and development
                                   credits........................       1,536,525    1,461,465
                                     License agreement............          28,394       39,211
                                     Inventory obsolescence.......           1,140        1,140
                                     Other........................           8,274        6,753
                                                                      ------------  -----------
                                     Gross deferred tax assets....      29,467,183   27,693,473
                                     Valuation allowance..........     (29,467,183) (27,693,473)
                                                                      ------------- -------------
                                   Net deferred tax assets........    $         --  $        --
                                                                      ============  =============

         At December 31, 2001, the Company had available net operating loss carryforwards for income tax purposes of approximately $70.73 million and research and development credit carryforwards of approximately $1.54 million. These carryforward items will both begin to expire in 2004. Both of these carryforward items are subject to certain limitations on annual utilization related to changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss and credit carryforwards available to the Company in the future.

9. PROCEEDS FROM THE SALE OF COMMON STOCK

         On May 20, 1996, in a private placement at an aggregate purchase price of $10.00 million, the Company issued 1,584,158 shares of its common stock and warrants to purchase 835,000 additional shares. The transaction generated proceeds of $9.37 million, net of expenses. The warrants have an exercise price of $6.3125 per share. These warrants expired in 2001 unexercised. The value of the warrants is included in common stock on the balance sheet.

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

10. PROCEEDS FROM THE SALE OF CONVERTIBLE DEBENTURES

         On November 29, 1995, the Company issued 8% convertible subordinated debentures due November 17, 1997 with a principal amount of $10.68 million. Through November 17, 1997, a holder of a debenture could have elected to convert the debenture into common stock of the Company at a conversion price equal to the lesser of $3.60 per share or a percentage ranging from 85% to 100% of the average closing bid price for the five trading days immediately prior to the conversion. In connection with the transaction, the Company paid to a placement agent $0.84 million in fees and delivered warrants to purchase 225,590 shares of the Company's common stock at an exercise price of $4.32 per share. The warrants expired in 1998. During 1996, $9.78 million in principal plus accrued interest converted into 5,394,992 shares of common stock at an average conversion price of $1.86 per share. During 1997, the remaining $0.90 million in principal plus accrued interest converted into 518,683 shares of common stock at an average conversion price of $1.93 per share.

11. PROCEEDS FROM THE SALE OF CONVERTIBLE PROMISSORY NOTES

         On April 3, 2000, the Company received $2.00 million in cash pursuant to two $1.00 million convertible promissory notes from two major shareholders of the Company. The Company was required to make quarterly interest payments at prime plus four percent.

If the Company consummated an equity issuance during the term of the loans, the lenders could convert the loans in whole or in part into equity at the same price at which the equity was being issued by the Company. If the notes were not converted, the principal was due in March 2002. As discussed in Note 4, upon the issuance of Series A Preferred Stock in September 2000, the lenders converted the entire $2.00 million principal of the convertible promissory notes into 200,000 shares of preferred stock. During the year ended December 31, 2000, $0.22 million of interest expense was incurred on the notes. Each lender was issued warrants to purchase 112,994 shares of the Company's common stock at an exercise price of $1.77 per share. The fair value for these warrants of $0.36 million, or a $1.60 per share, was estimated at the issuance date using a Black-Scholes valuation model and has been allocated to common stock from the proceeds. The warrants expire in March 2005.

12. PROCEEDS FROM REVOLVING CREDIT LOAN NOTE PAYABLE

         In September 2001, the Company received $500,000 under a $1,000,000 revolving credit loan note issued to Elmwood Partners II (affiliated with the Chairman of the Company's Board of Directors). Interest on the unpaid balance accrued at the prime rate plus 1%. The remaining $500,000 was borrowed in October 2001. The principal and interest, which were due January 31, 2002, were converted to Series D Convertible Preferred Stock and warrants to purchase common stock in 2002 (see Note 15).

         In November 2001, the Company received an additional $500,000 under a second $1,000,000 revolving credit loan note issued to Elmwood Partners II. Interest on the unpaid balance accrued at the prime rate plus 1%. The remaining $500,000 was borrowed in January 2002. The principal and interest, which were due January 31, 2002, were converted to Series D Convertible Preferred Stock and warrants to purchase common stock in 2002 (see Note 15).

13. DEFINED CONTRIBUTION BENEFIT PLAN

         Effective February 1, 1993, the Company adopted the AER Energy Resources 401(k) Plan, a defined contribution benefit plan, which qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company as of February 1, 1993 were eligible to participate in the plan. Employees hired after February 1, 1993 who have completed three months of service with the Company may participate in the plan. Participants may contribute up to 15% of their base salary to the plan and any employer matching contribution is discretionary. There was no employer matching contribution for the period from July 17, 1989 (date of inception) to December 31, 2001.

14. SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes the Company's quarterly financial information.

                                                                          Quarters in 2001 Ended
                                                          ----------------------------------------------------------
                                                          March 31       June 30      September 30      December 31
                                                          ---------     ---------     ------------      ------------
License fees and research and development
revenues...........................................  $      107,813    $  107,812      $    71,875      $    114,909
Total costs and expenses...........................       1,191,533     1,132,594        1,108,224         1,163,804
                                                          ---------     ---------        ---------         ---------
Operating loss.....................................      (1,083,720)   (1,024,782)      (1,036,349)       (1,048,895)
                                                          ---------     ---------        ---------         ---------
Net loss...........................................      (1,080,461)   (1,064,974)      (1,132,656)       (1,116,001)
Accretion of redeemable convertible preferred
stock..............................................         (37,421)      (67,931)        (158,991)         (210,529)
Redeemable convertible preferred stock
dividend requirements..............................         (74,422)      (91,267)        (102,771)         (102,771)
                                                          ---------     ---------        ---------         ---------
Net loss attributable to common stock..............   $  (1,192,304)  $(1,224,172)     $(1,394,418)     $ (1,429,301)
                                                      =============   ===========      ===========      ============

Net loss per common share
basic and diluted..................................  $        (0.05)  $     (0.05)     $     (0.05)    $       (0.06)
                                                      =============   ===========      ===========      ============

                                                                           Quarters in 2000 Ended
                                                           ------------------------------------------------------------
                                                            March 31      June 30        September 30       December 31
                                                           ---------     ---------       ------------       -----------
License fees and research and development
revenues............................................ $       107,814    $  107,811      $   107,813      $    107,813
Total costs and expenses............................       1,380,444     1,282,425        1,317,042          1,204,033
                                                           ---------     ---------        ---------          ---------
Operating loss .....................................      (1,272,630)   (1,174,614)      (1,209,229)        (1,096,220)
                                                           ---------     ---------        ---------          ---------
Net loss............................................      (1,259,193)   (1,260,901)      (1,312,011)        (1,077,090)
Accretion of redeemable convertible preferred
stock...............................................              --            --           (1,441)           (32,433)
Redeemable convertible preferred stock
dividend requirements...............................              --            --           (3,034)           (68,259)
                                                           ---------     ---------        ---------          ---------
Net loss attributable to common stock...............  $   (1,259,193)  $(1,260,901)     $(1,316,486)      $ (1,177,782)
                                                      ==============   ===========      ===========       ============

Net loss per common share basic and diluted......... $         (0.05)  $     (0.05)     $     (0.05)      $      (0.05)
                                                      ==============   ===========      ===========       ============

15. SUBSEQUENT EVENTS (UNAUDITED)

         In January and February 2002, the Company issued an aggregate of 300,000 shares of Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase up to 3,759,402 shares of common stock for a total purchase price, net of transaction fees, of $3.00 million. The Series D Preferred may be converted, at the option of the holders, to common stock of the Company at any time at a conversion price of $0.3059 per share, subject to various possible adjustments. The Company may redeem the Series D Preferred at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed in February 2007, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrants are exercisable for five years and entitle the holders to purchase common stock at an exercise price of $0.3192 per share, subject to various possible adjustments. $2.00 million of the total preferred stock purchase price of $3.00 million was paid by the conversion of the revolving credit notes issued in September and November 2001. The Company incurred total interest expense on the revolving credit notes, prior to the conversion to Series D Preferred, of $0.03 million (see Note 12). The issuance of the Series D Convertible Preferred Stock will have an impact on the conversion prices of Series A, Series B, and Series C Preferred and will result in additional discounts in accordance with EITF 00-27. Additionally, the issuance of Series D, and the related adjustments to Series A, Series B, and Series C, will result in an additional 15,641,594 of fully diluted shares outstanding.

         On February 27, 2002, the conversion price of the Series B Preferred was adjusted in accordance with its original terms to $0.336. The exercise price of the warrants issued in connection with the Series B Preferred was also adjusted as of February 27, 2002 in accordance with its original terms to $0.336. This adjustment resulted in an additional discount of $271,406 in accordance with EITF 00-27, and will be accreted over the remaining term until February 27, 2005.