Form 10-Q
period 2002-03-31
AER ENERGY RESOURCES INC /GA
filed 2002-05-15
CIK 863872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                    March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________ to __________________________________________

Commission File Number                                                                                     0-21926

AER Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Georgia	34-1621925

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Highlands Parkway, Suite G, Smyrna, Georgia	30082

(Address of principal executive offices)	(Zip Code)

(770) 433-2127

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes   ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

There were 25,522,121 shares of Common Stock outstanding as of May 9, 2002.

AER ENERGY RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets – March 31, 2002 and December 31, 2001.	3
	Condensed Statements of Operations — Three Months Ended March 31, 2002 and 2001, and Period From July 17, 1989 (Date of Inception) to March 31, 2002.	4
	Condensed Statements of Cash Flows — Three Months Ended March 31, 2002 and 2001, and Period From July 17, 1989 (Date of Inception) to March 31, 2002.	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II — OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	14
Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

AER Energy Resources, Inc.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$432,073	$57,487
Accounts receivable	202,413	101,445
Raw materials and supplies	27,844	78,354
Prepaid general insurance	60,529	93,839
Prepaid financing expenses	—	115,958
Prepaid expenses and other current assets	4,725	31,506

Total current assets	727,584	478,589
Equipment and improvements	3,458,299	3,455,578
Less accumulated depreciation	(3,267,955)	(3,252,193)

	190,344	203,385
Other assets	10,591	10,589

TOTAL ASSETS	$928,519	$692,563

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,992	$82,905
Accrued separation expenses	210,664	—
Other accrued expenses	108,109	147,889
Revolving credit note from related party	—	1,500,000
Convertible note payable	250,000	239,987

Total current liabilities	713,765	1,970,781
Redeemable convertible preferred stock, no par value, in series:
Series A: authorized - 425,000 shares; 404,500 shares issued and outstanding at March 31, 2002 and December 31, 2001; liquidation preference and redemption price of $4,457,588 as of March 31, 2001 (including $412,558 undeclared dividends)	1,580,021	2,237,561
Series B: authorized - 250,000 shares; 102,250 shares issued and outstanding at March 31, 2002; liquidation preference and redemption price of $1,097,687 as of March 31, 2002 (including $75,187 undeclared dividends)	377,458	726,200
Series C: authorized - 250,000 shares; 102,250 shares issued and outstanding at March 31, 2002; liquidation preference and redemption price of $1,080,020 as of March 31, 2002 (including $57,520 undeclared dividends)	73,689	148,189
Series D: authorized - 400,000 shares; 300,000 shares issued and outstanding at March 31, 2002; liquidation preference and redemption price of $3,033,750 as of March 31, 2002 (including $33,750 undeclared dividends)	1,980,902	—

Total liabilities and redeemable convertible preferred stock	4,725,835	5,082,731
Stockholders’ deficit:
Preferred stock, no par value:
Authorized - 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value:
Authorized - 100,000,000 shares; 25,522,121 shares issued and outstanding at March 31, 2002 and December 31, 2001	71,792,553	69,841,974
Unearned stock compensation	(10,587)	(15,065)
Deficit accumulated during the development stage	(75,579,282)	(74,217,077)

Total stockholders’ deficit	(3,797,316)	(4,390,168)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$928,519	$692,563

See notes to condensed financial statements.

AER Energy Resources, Inc.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			July 17, 1989
	Three Months Ended		(date of
	March 31,		inception) to
			March 31,
	2002	2001	2002

License fees and research and development revenues	$69,789	$107,813	$3,200,418
Product sales	—	—	338,174
Cost of product sales	—	—	(6,758,985)

Gross margin on product sales	—	—	(6,420,811)

	69,789	107,813	(3,220,393)

Costs and expenses:
Research and development
- related party	—	—	1,145,913
- other	983,237	777,547	45,616,697
Marketing, general and administrative
- related party	—	—	1,388,695
- other	430,736	413,986	27,278,406

Total costs and expenses	1,413,973	1,191,533	75,429,711

Operating loss	(1,344,184)	(1,083,720)	(78,650,104)
Interest income	1,095	3,259	4,123,945
Interest expense — related parties	(19,117)	—	(1,053,124)

Net loss	(1,362,206)	(1,080,461)	(75,579,283)

Accretion of redeemable preferred stock	(305,000)	(37,421)	(813,746)
Redeemable preferred stock dividends	(136,521)	(74,422)	(579,045)

Net loss attributable to common stock	$(1,803,727)	$(1,192,304)	$(76,972,074)

Net loss per share (basic and diluted)	$(0.07)	$(0.05)	$(4.34)

Weighted average shares outstanding (basic and diluted)	25,522,121	24,850,263	17,742,251

See notes to condensed financial statements.

AER Energy Resources, Inc.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			July 17, 1989
	Three Months Ended		(date of
	March 31,		inception) to
			March 31,
	2002	2001	2002

Operating activities:
Net loss	$(1,362,206)	$(1,080,461)	$(75,579,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,762	47,676	4,315,392
Amortization of unearned stock compensation	4,478	8,737	801,279
Amortization of discount on promissory notes	—	—	200,563
Non-cash interest on convertible debentures	—	—	336,558
Grant of compensatory stock options	—	—	14,063
Forgiveness of promissory notes	—	—	69,875
Loss on disposal of equipment	—	—	79,440
Accretion of discount on short-term investments and marketable securities	—	—	(263,259)
Net changes in operating assets and liabilities	377,403	(130,848)	351,970

Net cash used in operating activities	(964,563)	(1,154,896)	(69,673,402)
Investing activities:
Purchases of equipment and improvements	(2,722)	(6,904)	(4,211,504)
Purchases of short-term investments and marketable securities	—	—	(14,736,444)
Purchase of license agreement	—	—	(250,000)
Proceeds from sales/maturities of short-term investments and marketable securities	—	—	15,000,000
Changes in other assets	—	—	(140,501)

Net cash used in investing activities	(2,722)	(6,904)	(4,338,449)
Financing activities:
Proceeds from revolving credit note to related parties	—	—	6,930,000
Issuance of convertible debentures, net of issuance costs	—	—	9,834,500
Proceeds from convertible notes payable to related parties	—	—	2,000,000
Proceeds from convertible notes payable	—	—	261,113
Payment on revolving credit note to related parties	(1,508,827)	—	(1,508,827)
Payments on notes payable to related parties	—	—	(1,150,000)
Payments received on promissory notes	—	—	59,425
Issuance of common stock upon exercise of stock options	—	—	143,558
Issuance of common stock, net of issuance costs	—	—	51,133,766
Issuance of redeemable convertible preferred stock, net of issuance costs	2,850,698	980,941	6,740,389

Net cash provided by financing activities	1,341,871	980,941	74,443,924

(Decrease) increase in cash and cash equivalents	374,586	(180,859)	432,073
Cash and cash equivalents at beginning of period	57,487	781,314	—

Cash and cash equivalents at end of period	$432,073	$600,455	$432,073

See notes to condensed financial statements.

AER Energy Resources, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any interim period.

2.   Significant Accounting Policies

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

     The Company’s inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at March 31, 2002 and December 31, 2001 of $27,844 and $78,354, respectively, consist entirely of raw materials.

Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     In accordance with FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company’s estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company’s estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to the 1998 agreement with Duracell Inc., throughout the remaining useful lives of the Company’s fixed assets. If the Company is unable to enter into such agreements, a write down of long-lived assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the three-month periods ended March 31, 2002 or 2001.

3.   Preferred Stock and Warrant Transactions

     In accordance with the terms of the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) issued September 27, 2000, the initial conversion price of $0.851 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). As a result of the issuance of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) on February 27, 2001, the Rayovac transaction in April 2001, the issuance of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) on June 1, 2001, the adjustment upon the first anniversary of the original issue date based on the underlying common stock price, and the issuance of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) on January 31, 2002 discussed below, the conversion price was adjusted from $0.851 to $0.469. In accordance with EITF 00-27, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (September 27, 2000) equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds to common stock resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (September 27, 2005). As a result of the adjustments above, a total discount on the Series A Preferred Stock of approximately $2.62 million was recorded on the various dates of adjustment. The discount will be accreted from the dates of adjustment to the redemption date of the preferred stock and will result in a reduction of earnings available to the common shareholders.

     Similar to the terms of Series A Preferred Stock discussed above, the terms of the Series B Preferred Stock issued February 27, 2001 provide that the initial conversion price of $0.515 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). As a result of the Rayovac transaction in April 2001, the issuance of Series C Preferred Stock on June 1, 2001, the issuance of Series D Preferred Stock on January 31, 2002 discussed below, and the adjustment upon the first anniversary of the original issue date based on the underlying common stock price, the conversion price was adjusted from $0.515 to $0.336. In accordance with EITF 00-27, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (February 27, 2001)

equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds to common stock resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (February 27, 2006). As a result of the adjustments above, a total discount on the Series B Preferred Stock of approximately $0.51 million was recorded on the various dates of adjustment.

     Similar to the terms of Series A Preferred Stock and Series B Preferred Stock, both discussed above, the terms of the Series C Preferred Stock issued June 1, 2001, provide that the initial conversion price of $0.407 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). Since the effective conversion price of the Series C Preferred is less than the fair market value of common stock on June 1, 2001, a beneficial conversion option of approximately $0.38 million was recorded. This resulting discount will be accreted over the remaining period until the mandatory redemption date (June 1, 2007). As a result of the issuance of Series D Preferred Stock on January 31, 2002 discussed below, the conversion price was adjusted from $0.407 to $0.373. In accordance with EITF 00-27, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (June 1, 2001) equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds to common stock resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (June 1, 2007). As a result of the adjustments above, a total discount on the Series C Preferred Stock of approximately $0.15 million was recorded on the various dates of adjustment.

     On January 31, 2002 the Company issued an aggregate of 300,000 shares of Series D Preferred Stock and warrants to purchase in the aggregate up to 3,759,402 shares of common stock for a total purchase price, net of transaction fees, of $2.85 million. The Series D Preferred Stock may be converted, at the option of the holders, to common stock of the Company at any time at a conversion price of $0.3059 per share, subject to various possible adjustments. The Company may redeem the Series D Preferred Stock at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed by February 2007, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrants are exercisable for five years and entitle the holders thereof to purchase common stock at an exercise price of $0.3192 per share, subject to various possible adjustments. The fair value for this warrant of $0.94 million, or $0.25 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and is being accreted to the Series D Preferred Stock on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series D Preferred Stock will equal the mandatory redemption value. $2.00 million of the total preferred stock purchase price of $3.00 million was paid by the conversion of the revolving credit notes issued in September and November 2001. The Company incurred total interest expense on the revolving credit notes, prior to the conversion of Series D Preferred Stock, of $0.03 million.

Impact of Recently Issued Accounting Standards

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The statement is effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002 for a calendar-year company). The Company is in the process of evaluating the impact SFAS No. 144 will have upon adoption, but does not anticipate it will have a significant impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact SFAS No. 143 will have upon adoption, but does not anticipate it will have a significant impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The Company does not currently have any goodwill or other intangible assets on its books and accordingly, does not expect the adoption of SFAS No. 141 or SFAS No. 142 to have an impact on its financial position or result of operations.

Subsequent Event

     In April 2002, the Company issued 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) and a warrant to purchase up to 1,851,852 shares of common stock for a total purchase price of $1.00 million. The Series E Preferred Stock may be converted, at the option of the holder, to common stock of the Company at any time at a conversion price of $0.207 per share, subject to various possible adjustments. The Company may redeem the Series E Preferred Stock at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed by April 2007, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrant is exercisable for five years and entitles the holder to purchase common stock at an exercise price of $0.216 per share, subject to various possible adjustments. The issuance of the Series E Preferred Stock reduced the conversion prices of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock and resulted in additional discounts in accordance with EITF 00-27. Additionally, the issuance of Series E Preferred Stock, and the related adjustments to Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock increased the fully diluted shares outstanding.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company was incorporated in 1989 and has been engaged in the development and commercialization of high energy density zinc-air batteries. Until 1998, the Company’s operations were focused primarily on developing and improving its technology, setting up the manufacturing process, testing and selling rechargeable zinc-air batteries, recruiting personnel, and similar activities. In 1998, the Company changed its strategy to research and product development of zinc-air technology with its focus in primary (disposable) batteries, rather than rechargeable batteries, and plans to commercialize the technology through alliances with battery and original equipment manufacturers (“OEMs”). This change allows the Company to capitalize on the capability of its patented Diffusion Air Manager technology and opportunities in hand-held electronic products like camcorders, cellular telephones, cordless telephones, digital cameras, and hand-held computers. The Diffusion Air Manager can extend zinc-air battery storage life by isolating the cells in zinc-air batteries from exposure to air during periods when the battery is in storage or not in use.

     In September 1998, the Company announced its Technology Licenses and Services (“TLAS”) Agreement with Duracell Inc., a subsidiary of The Gillette Company, making Duracell the first licensee of the Company’s primary (non-rechargeable) zinc-air technology. Under the terms of the TLAS Agreement, Duracell agreed to license the rights to the Company’s then existing patents. In addition, Duracell agreed to fund certain joint product development projects with the Company during 1999. Duracell owns technology developed under the projects it funds, and the Company has rights to utilize the technology. Duracell also has options to obtain certain other license rights. Revenue from this agreement ceased in 2001.

     In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation. Under the agreement, the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed under the agreement and the Company will have rights to utilize that technology. In December 2001, the Company and Rayovac moved to the next phase of their joint development project. In addition, Rayovac requested and the Company granted to Rayovac additional license rights for the Company’s zinc-air battery technology. With the additional rights, Rayovac will be able to pursue a broader range of zinc-air battery products and markets.

     In September 2001, Rayovac Corporation received a new zinc-air development contract from the United States Army Communications and Electronics Command (“CECOM”) in Fort Monmouth, New Jersey, and under the terms of the Rayovac License and Development Agreement with the Company, Rayovac has subcontracted certain work from the development program to the Company.

     In addition, AER Energy has continued to work with a major Japanese consumer electronics corporation to support the development of prototype zinc-air batteries that include Diffusion Air Managers. Positive test results from the evaluation of these batteries were received in October 2001. New prototypes were developed and the Japanese corporation reported positive test results on these batteries in early 2002. In all cases, Rayovac, Duracell, and the Japanese corporation continue to work with AER Energy to identify appropriate initial product applications for zinc-air batteries.

     A significant effort at AER has also produced a cathode design that exhibits a power capability superior to that of conventional cathodes used in zinc-air hearing aid batteries. The cathode is designed to deliver superior operating voltages in both constant power and pulse power discharges and is currently being protected as a trade secret. The AER Energy cathode can increase the operating time of zinc-air hearing aid batteries when they are used in new digital hearing aids that require short duration, high power pulses. AER Energy is just starting to explore opportunities to license its cathode design to hearing aid battery manufacturers.

     In 2001, AER Energy made significant efforts towards decreasing operating costs. In addition, in early 2002, AER Energy reduced its workforce from 35 people to 20 people, which included the departure of three executive officers, David Dorheim, Dennis Bentz, and Frank Harris. David Dorheim will remain available to assist AER Energy as a consultant and intends to remain on the Board of Directors. Dr. Lawrence Tinker, formerly Vice President of Advanced Technology, became President on May 10, 2002, and Jon Lindseth, Chairman, assumed the role of Chief Executive Officer on that same date. We believe the resources we have retained will allow us to continue our development efforts with current and potential licensees.

     Throughout 2002, the Company will continue to seek additional license agreements for its patented zinc-air technology with other companies, and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

Results of Operations

Three Months Ended March 31, 2002 and 2001

     The Company generated $0.07 million of license fees and research and development revenues under the CECOM Agreement with Rayovac during the first three months ended March 31, 2002.

     Research and development expenses increased 26% to $0.98 million for the three months ended March 31, 2002 from $0.78 million for the same period in 2001. This increase resulted primarily from increased personnel related expenses due to layoffs, tooling, supplies and direct materials, offset by decreased travel, legal, and depreciation expenses.

     Marketing, general and administrative expenses increased 4% to $0.43 million for the three months ended March 31, 2002 from $0.41 million for the same period in 2001. This increase resulted primarily from increased personnel related expense due to layoffs and increased accounting expenses, offset by decreased travel and legal expenses.

Liquidity, Capital Resources and Financial Condition

     As of March 31, 2002, the Company had cash and cash equivalents of $0.43 million. The Company anticipates using these funds as needed to fund capital equipment purchases, research and product development efforts, marketing and licensing activities, production of prototype zinc-air battery products, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

     In April 2002, the Company received $1 million in cash, pursuant to the issuance of 100,000 shares of Series E Preferred Stock to AER’s major shareholder, Elmwood Partners II (affiliated with Chairman and Chief Executive Officer Jon Lindseth). The preferred stock may be converted to common stock of the Company at a conversion price of $0.207 per share, subject to various possible adjustments, at any time at the option of the holder. The Company may redeem the preferred stock at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid) at any time and it must be redeemed by April 2007, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. A warrant to purchase a total of 1,851,852 shares of AER Energy common stock at $0.216 per share, subject to various possible adjustments, was also issued to the investor. The warrant expires in April 2007.

     Net cash and cash equivalents increased $0.38 million for the three months ended March 31, 2002 versus a decrease of $0.18 million for the same period in 2001, due primarily to the issuance of Series E Preferred Stock.

     The Company currently anticipates that its existing cash and cash equivalents balance will fund operations and continue technology development at the current level of activity into the third quarter of 2002. The Company will need to raise additional funds through additional license agreements, research and development contracts, debt or equity. There can be no assurance that additional license agreements or research and development contracts or equity or debt financing will be available when needed or on terms acceptable to the Company.

     The market price of the Company’s common stock has fluctuated significantly since it began to be publicly traded in July 1993 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, ability of the Company to license its technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company’s products in the marketplace, ability to obtain commitments from battery companies and OEMs, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds, general market conditions and other factors affecting the Company’s business that are beyond the Company’s control may cause significant fluctuations in the market price of the Company’s common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company’s common stock.

Forward Looking Statements

     This report contains statements which, to the extent that they are not recitations of historical fact, may constitute “forward looking statements” within the meaning of applicable federal securities laws and are based on the Company’s current expectations and assumptions. These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve development goals, ability of the Company to commercialize its battery technology, ability of the Company to license its technology, development of competing battery technologies, ability of the Company to protect its proprietary rights to its technology, improvements in conventional battery technologies, demand for and acceptance of the Company’s products in the marketplace, ability to obtain commitments from battery manufacturers and OEMs, impact of any future governmental regulations, impact of pricing or material costs, ability of the Company to raise additional funds and other factors affecting the Company’s business that are beyond the Company’s control. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company has invested a portion of its cash and cash equivalents in highly liquid financial instruments. The Company has historically held, and plans in the future to hold, all such instruments until maturity. If the instruments were, for some reason not anticipated, redeemed earlier than their maturity, there might be a gain or loss on the transaction. The Company has no transactions which qualify for treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

AER Energy is a trademark of AER Energy Resources, Inc.

PART II — OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     On January 31, 2002 the Company issued an aggregate of 300,000 shares of Series D Preferred Stock and warrants to purchase up to 3,759,402 shares of common stock for a total purchase price, net of transaction fees, of $2.85 million. The Series D Preferred Stock may be converted, at the option of the holders, to common stock of the Company at any time at a conversion price of $0.3059 per share, subject to various possible adjustments ($0.29 per share after the issuance of Series E Preferred Stock). The Company may redeem the Series D Preferred Stock at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed by February 2007, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrants are exercisable for five years and entitle the holders to purchase common stock at an exercise price of $0.3192 per share, subject to various possible adjustments. $2.00 million of the total preferred stock purchase price of $3.00 million was paid by the conversion of the revolving credit notes issued in September and November 2001. The Company incurred total interest expense on the revolving credit notes, prior to the conversion of Series D Preferred Stock, of $0.03 million.

     The issuance of the Series D Preferred Stock and warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), including Rule 506 of Regulation D promulgated thereunder. The purchaser of the Series D Preferred Stock and warrants was an accredited investor under Regulation D, and the Company did not engage in any advertising or general solicitation in connection with the sale of these securities.

     The Series D Preferred Stock ranks ahead of the Company’s common stock and on parity with the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock as to payment of dividends and amounts payable upon liquidation, dissolution or winding-up, and therefore could adversely affect the holders of common stock with respect to such payments.

Item 6.   Exhibits and Reports on Form 8-K

                (a)       Exhibits:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended.

4.1	Warrant to Purchase Common Stock of AER Energy Resources, Inc. dated April 22, 2002 between Elmwood Partners II and AER Energy Resources, Inc. (1)

10.1	Securities Purchase Agreement dated as of April 22, 2002 by and between Elmwood Partners II and AER Energy Resources, Inc. (1)

10.2	Consulting and Severance Agreement dated as of March 25, 2002 by and between David W. Dorheim and AER Energy Resources, Inc.

10.3*	Amendment No. 1 to AER / Rayovac License and Development Agreement dated as of December 3, 2001 between Rayovac Corporation and AER Energy Resources, Inc.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that AER Energy Resources, Inc. has filed with the Securities and Exchange Commission simultaneously herewith.

(1)	Filed on May 8, 2002 as an exhibit to Amendment No. 9 to Schedule 13D, filed by Jon A. Lindseth et al., and incorporated herein by reference.

                (b)       Reports on Form 8-K:

The registrant did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AER ENERGY RESOURCES, INC.

Date: May 14, 2002	By:	/s/ Lawrence Tinker

Lawrence Tinker, President

Date: May 14, 2002	By:	/s/ J.T. Moore

J.T. Moore, Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)