Form 10-Q
period 2002-06-30
AER ENERGY RESOURCES INC /GA
filed 2002-08-14
CIK 863872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission File Number                     0-21926
                       --------------------------------------------------------

                           AER ENERGY RESOURCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                              34-1621925
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

4600 Highlands Parkway, Suite G, Smyrna, Georgia                  30082
------------------------------------------------            -------------------
    (Address of principal executive offices)                     (Zip Code)

                                 (770) 433-2127
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------(
              Former name, former address and former fiscal year,
                         if changed since last report)

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

There were 25,537,121 shares of Common Stock outstanding as of August 13, 2002.

                           AER ENERGY RESOURCES, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Balance Sheets - June 30, 2002 and December 31, 2001.                                          3

           Condensed Statements of Operations - Three Months Ended June 30,                                         4
                  2002 and 2001, Six Months Ended June 30, 2002 and 2001, and Period From July
                  17, 1989 (Date of Inception) to June 30, 2002.

           Condensed Statements of Cash Flows - Six Months Ended June 30,                                           5
                  2002 and 2001, and Period From July 17, 1989 (Date of Inception)
                  to June 30, 2002.

           Notes to Condensed Financial Statements.                                                                 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                          8
           RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              12

                           PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               13

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                                      13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                        14

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                         AER Energy Resources, Inc.
                        (a Development Stage Company)
                          CONDENSED BALANCE SHEETS

                                                                                         June 30,               December 31,
                                                                                           2002                     2001
                                                                                       -------------           -------------
                                                                                        (Unaudited)
 ASSETS
Current assets:
   Cash and cash equivalents                                                           $     501,817           $      57,487
   Accounts receivable                                                                       104,583                 101,445
   Raw materials and supplies                                                                 40,757                  78,354
   Prepaid general insurance                                                                  17,986                  93,839
   Prepaid financing expenses                                                                     --                 115,958
   Prepaid expenses and other current assets                                                   1,876                  31,506
                                                                                       -------------           -------------
Total current assets                                                                         667,019                 478,589

Equipment and improvements                                                                 3,458,299               3,455,578
   Less accumulated depreciation                                                          (3,290,697)             (3,252,193)
                                                                                       -------------           -------------
                                                                                             167,602                 203,385
Other assets                                                                                  10,591                  10,589
                                                                                       -------------           -------------
TOTAL ASSETS                                                                           $     845,212           $     692,563
                                                                                       =============           =============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
           AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                    $      44,212           $      82,905
   Accrued separation expenses                                                                52,336                      --
   Other accrued expenses                                                                     79,898                 147,889
   Revolving credit note from related party                                                       --               1,500,000
   Convertible note payable                                                                  250,000                 239,987
                                                                                       -------------           -------------
Total current liabilities                                                                    426,446               1,970,781
Redeemable convertible preferred stock, no par value, in series:
       Series A:  authorized - 425,000 shares; 404,500 shares issued and outstanding at June 30, 2002 and December 31, 2001; liquidation preference and redemption price of $4,525,847 as of June 30, 2002
         (including $480,847 undeclared dividends)                                         1,119,130               2,237,561
      Series B:  authorized - 250,000 shares; 102,250 shares issued and outstanding at June 30, 2002; liquidation preference and
         redemption price of $1,114,943 as of June 30, 2002 (including
         $92,443 undeclared dividends)                                                       339,129                 726,200
      Series C:  authorized - 250,000 shares; 102,250 shares issued and outstanding at June 30, 2002; liquidation preference and
         redemption price of $1,097,276 as of June 30, 2002 (including
         $74,776 undeclared dividends)                                                            --                 148,189
      Series D:  authorized - 400,000 shares; 300,000 shares issued and outstanding at June 30, 2002; liquidation preference and
         redemption price of $3,084,375 as of June 30, 2002 (including
         $84,375 undeclared dividends)                                                        10,103                      --
      Series E:  authorized - 200,000 shares; 100,000 shares issued and outstanding at June 30, 2002; liquidation preference and
         redemption price of $1,012,938 as of June 30, 2002 (including
         $12,938 undeclared dividends)                                                       781,425                      --
                                                                                       -------------           -------------
Total liabilities and redeemable convertible preferred stock                               2,676,233               5,082,731

Stockholders' deficit:
   Preferred stock, no par value:
      Authorized - 20,000,000 shares; no shares issued and outstanding                            --                      --
   Common stock, no par value:
      Authorized - 150,000,000 shares; 25,537,121 shares issued and outstanding at June 30, 2002 and 25,522,121 shares issued and
         outstanding at December 31, 2001                                                 74,552,647              69,841,974
   Unearned stock compensation                                                                (6,109)                (15,065)
   Deficit accumulated during the development stage                                      (76,377,559)            (74,217,077)
                                                                                       -------------           -------------
Total stockholders' deficit                                                               (1,831,021)             (4,390,168)
                                                                                       -------------           -------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK, AND STOCKHOLDERS' DEFICIT                                                    $     845,212           $     692,563
                                                                                       =============           =============

See notes to condensed financial statements.

                           AER Energy Resources, Inc.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                      July 17, 1989
                                                                                                                        (date of
                                                  Three Months Ended                    Six Months Ended              inception) to
                                                       June 30,                             June 30,                    June 30,
                                                 2002              2001              2002              2001               2002
                                             ------------      ------------      ------------      ------------      ------------
License fees and research and
  development revenues                       $     97,741      $    107,812      $    167,530      $    215,625      $  3,298,159

Product sales                                          --                --                --                --           338,174
   Cost of product sales                               --                --                --                --        (6,758,985)
                                             ------------      ------------      ------------      ------------      ------------
   Gross margin on product sales                       --                --                --                --        (6,420,811)
                                             ------------      ------------      ------------      ------------      ------------
                                                   97,741           107,812           167,530           215,625        (3,122,652)
                                             ------------      ------------      ------------      ------------      ------------
Costs and expenses:
   Research and development
   - related party                                     --                --                --                --         1,145,913
   - other                                        546,019           745,742         1,529,256         1,523,289        46,162,716
   Marketing, general and
     administrative
   - related party                                     --                --                --                --         1,388,695
   - other                                        352,496           386,852           783,340           800,838        27,631,010
                                             ------------      ------------      ------------      ------------      ------------
Total costs and expenses                          898,515         1,132,594         2,312,596         2,324,127        76,328,334
                                             ------------      ------------      ------------      ------------      ------------
     Operating loss                              (800,774)       (1,024,782)       (2,145,066)       (2,108,502)      (79,450,986)
Interest income                                     2,498             5,370             3,701             8,629         4,126,551
Interest expense                                       --           (45,562)          (19,117)          (45,562)       (1,053,124)
                                             ------------      ------------      ------------      ------------      ------------
     Net loss                                    (798,276)       (1,064,974)       (2,160,482)       (2,145,435)      (76,377,559)
                                             ------------      ------------      ------------      ------------      ------------

Accretion of redeemable
  preferred stock                                (618,750)          (67,931)         (923,750)         (105,352)       (1,432,496)
Redeemable preferred
  stock dividends                                (166,334)          (91,267)         (302,855)         (165,689)         (745,379)
                                             ------------      ------------      ------------      ------------      ------------
     Net loss attributable to
       common stock                          $ (1,583,360)     $ (1,224,172)     $ (3,387,087)     $ (2,416,476)     $(78,555,434)
                                             ============      ============      ============      ============      ============

Net loss per share (basic
  and diluted)                               $      (0.06)     $      (0.05)            (0.13)     $      (0.10)     $      (4.39)
                                             ============      ============      ============      ============      ============
Weighted average shares outstanding
  (basic and diluted)                          25,530,033        25,312,229        25,526,099        25,082,522        17,892,076

See notes to condensed financial statements.

                           AER Energy Resources, Inc.
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                      July 17, 1989
                                                                                                                        (date of
                                                                                  Six Months Ended                    inception) to
                                                                                      June 30,                          June 30,
                                                                              2002                   2001                 2002
                                                                          -----------           -----------           ------------
OPERATING ACTIVITIES:
Net loss                                                                  $(2,160,482)          $(2,145,435)          $(76,377,559)
Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                               38,504                86,000              4,338,134
   Amortization of unearned stock compensation                                  8,956                17,473                805,757
   Amortization of discount on promissory notes                                    --                    --                200,563
   Non-cash interest on convertible debentures                                     --                    --                336,558
   Grant of compensatory stock options                                             --                    --                 14,063
   Forgiveness of promissory notes                                                 --                    --                 69,875
   Loss on disposal of equipment                                                   --                    --                 79,440
   Accretion of discount on short-term investments
      and marketable securities                                                    --                    --               (263,259)
   Net changes in operating assets and liabilities                            220,391              (284,619)               194,958
                                                                          -----------           -----------           ------------
Net cash used in operating activities                                      (1,892,631)           (2,326,581)           (70,601,470)

INVESTING ACTIVITIES:
Purchases of equipment and improvements                                        (2,722)              (16,354)            (4,211,504)
Purchases of short-term investments and marketable securities                      --                    --            (14,736,444)
Purchase of license agreement                                                      --                    --               (250,000)
Proceeds from sales/maturities of short-term investments and
      marketable securities                                                        --                    --             15,000,000
Changes in other assets                                                            --                    --               (140,501)
                                                                          -----------           -----------           ------------
Net cash used in investing activities                                          (2,722)              (16,354)            (4,338,449)

FINANCING ACTIVITIES:
Proceeds from revolving credit note to related parties                             --                    --              6,930,000
Issuance of convertible debentures, net of issuance costs                          --                    --              9,834,500
Proceeds from convertible notes payable to related parties                         --                    --              2,000,000
Proceeds from convertible notes payable                                            --               261,113                261,113
Payment on revolving credit note to related parties                        (1,508,827)                   --             (1,508,827)
Payments on notes payable to related parties                                       --                    --             (1,150,000)
Payments received on promissory notes                                              --                    --                 59,425
Issuance of common stock upon exercise of stock options                            --                    --                143,558
Issuance of common stock, net of issuance costs                                    --               254,211             51,133,766
Issuance of redeemable convertible preferred stock, net of
      issuance costs                                                        3,848,510             1,959,792              7,738,201
                                                                          -----------           -----------           ------------
Net cash provided by financing activities                                   2,339,683             2,475,116             75,441,736
                                                                          -----------           -----------           ------------
Increase in cash and cash equivalents                                         444,330               132,181                501,817
Cash and cash equivalents at beginning of period                               57,487               781,314                     --
                                                                          -----------           -----------           ------------
Cash and cash equivalents at end of period                                $   501,817           $   913,495           $    501,817
                                                                          ===========           ===========           ============

See notes to condensed financial statements.

                           AER ENERGY RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of AER Energy Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any interim period.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

Inventories

         The Company's inventories are valued at the lower of cost or market, using the first in, first out (FIFO) method. The inventories balances at June 30, 2002 and December 31, 2001 of $40,757 and $78,354, respectively, consist entirely of raw materials.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The amount of impairment loss recognized is measured as the difference between the carrying amount and fair value of the asset. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. The Company's estimates of future undiscounted cash flows have taken into consideration its current research and development operations and contemplate the Company entering into license agreements and research and development agreements, similar, or somewhat similar, to the 1998 and 2001 agreements with Duracell Inc. and Rayovac Corporation, throughout the remaining useful lives of the Company's fixed assets. If the Company is unable to enter into such agreements, a write down of long-lived assets to fair value may be required. No write-offs of obsolete equipment were recorded in either of the six-month periods ended June 30, 2002 or 2001.

3.   PREFERRED STOCK AND WARRANT TRANSACTIONS

         In accordance with the terms of the Series A Convertible Preferred Stock (the "Series A Preferred Stock") issued September 27, 2000, the initial conversion price of $0.851 is subject to adjustment upon the issuance of common stock (or equivalents) at less than the current conversion price (as defined by the agreement). As a result of the issuance of Series B Convertible Preferred Stock (the "Series B Preferred Stock") on February 27, 2001, the issuance of stock to Rayovac in April 2001, the issuance of Series C Convertible Preferred Stock (the "Series C Preferred Stock") on June 1, 2001, the adjustment upon the first anniversary of the original issue date based on the underlying common stock price, the issuance of Series D Convertible Preferred Stock (the "Series D Preferred Stock") on January 31, 2002, and the issuance of Series E Convertible Preferred Stock (the "Series E Preferred Stock") on April 22, 2002 discussed below, the conversion price was adjusted from $0.851 to $0.415. In accordance with EITF 00-27, the number of shares that would be received upon conversion based on the adjusted conversion price is compared to the number that would have been received prior to the adjustment. The excess number of shares multiplied by the fair market value on the commitment date (September 27, 2000) equals the intrinsic value that results from the adjustment, or the beneficial conversion option. This value is allocated from the original proceeds to common stock resulting in a discount on the preferred stock. The discount is then accreted over the remaining period until the mandatory redemption date (September 27, 2005). As a result of the adjustments above, a total discount on the Series A Preferred Stock of approximately $3.39 million was recorded on the various dates of adjustment. The discount will be accreted from the dates of adjustment to the redemption date of the preferred stock and will result in a reduction of earnings available to the common shareholders.

         Similarly, a total discount on the Series B, C, and D Preferred Stock of approximately $0.62 million, $0.68 million, and $2.25 million, respectively, was recorded on the various dates of adjustment.

         On April 22, 2002 the Company issued an aggregate of 100,000 shares of Series E Preferred Stock and warrants to purchase in the aggregate up to 1,851,852 shares of common stock for a total purchase price, net of transaction fees, of $1.00 million. The Series E Preferred Stock may be converted, at the option of the holders, to common stock of the Company at any time at a conversion price of $0.207 per share, subject to various possible adjustments. The Company may redeem the Series E Preferred Stock at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed by April 2007, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrants are exercisable for five years and entitle the holders thereof to purchase common stock at an exercise price of $0.216 per share, subject to various possible adjustments. The fair value for this warrant of $0.24 million, or $0.13 per share, was estimated at the date of grant using a Black-Scholes valuation model. The warrant value has been allocated to common stock and is being accreted to the Series E Preferred Stock on a straight-line basis through the mandatory redemption date so that at such redemption date, the carrying amount of the Series E Preferred Stock will equal the mandatory redemption value.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board "FASB" issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 during the quarter ended June 30, 2002 and there was no material effect to its financial statements as a result of this adoption.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a material effect on its financial statements.

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

         In April 2001, the Company signed a License and Development Agreement with Rayovac Corporation. Under the agreement, the Company is licensing its zinc-air battery technology to Rayovac and performing design and development work for Rayovac. Rayovac will own the technology developed under the agreement and the Company will have rights to utilize that technology. In December 2001, Rayovac requested and the Company granted to Rayovac additional license rights for the Company's zinc-air battery technology. With the additional rights, Rayovac will be able to pursue a broader range of zinc-air battery products and markets.

         In September 2001, Rayovac received a new zinc-air development contract from the United States Army Communications and Electronics Command ("CECOM") in Fort Monmouth, New Jersey, and under the terms of the Rayovac License and Development Agreement with the Company, Rayovac has subcontracted certain work from the development program to the Company.

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

         In 2001, AER Energy made significant efforts towards decreasing operating costs. In addition, in early 2002, AER Energy reduced its workforce from 35 people to 20 people, which included the departure of three executive officers, David Dorheim, Dennis Bentz, and Frank Harris. David Dorheim will remain available to assist AER Energy as a consultant and intends to remain on the Board of Directors at least through 2002. Dr. Lawrence Tinker, formerly Vice President of Advanced Technology, became President on May 10, 2002, and Jon Lindseth, Chairman, assumed the role of Chief Executive Officer on that same date. AER Energy further cut its workforce from 20 people to 10 people in July 2002. This reduction included the departure of one executive officer, J.T. Moore. We believe the resources we have retained will allow us to continue our development efforts with current and potential licensees, further reductions are likely to be implemented.

         Throughout 2002, the Company will continue to seek additional license agreements for its patented zinc-air technology with other companies, and focus on the development of prototype primary zinc-air batteries that utilize Diffusion Air Manager technology.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

         The Company generated $0.10 million of license fees and research and development revenues under the CECOM Agreement with Rayovac during the three months ended June 30, 2002.

         Research and development expenses decreased 27% to $0.55 million for the three months ended June 30, 2002 from $0.75 million for the same period in 2001. This decrease resulted primarily from decreased personnel related expenses due to layoffs, decreased travel, supplies and direct materials, and depreciation expenses.

         Marketing, general and administrative expenses decreased 9% to $0.35 million for the three months ended June 30, 2002 from $0.39 million for the same period in 2001. This decrease resulted primarily from decreased personnel related expense due to layoffs and decreased legal expenses offset by increased investor relations expenses.

Six Months Ended June 30, 2002 and 2001

         The Company generated $0.17 million of license fees and research and development revenues under the CECOM Agreement with Rayovac during the six months ended June 30, 2002.

         Research and development expenses increased 0.39% to $1.53 million for the six months ended June 30, 2002 from $1.52 million for the same period in 2001. This increase resulted primarily from increased tooling and supplies and direct materials, offset by decreased travel and depreciation expenses.

         Marketing, general and administrative expenses decreased 2% to $0.78 million for the six months ended June 30, 2002 from $0.80 million for the same period in 2001. This decrease resulted primarily from decreased personnel travel and legal expenses offset by increased insurance and accounting expenses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of June 30, 2002, the Company had cash and cash equivalents of $0.50 million. The Company anticipates using these funds as needed to fund licensing activities, development of alliances with battery manufacturers and OEMs, working capital and general corporate purposes as determined by management.

         In April 2002, the Company received $1 million in cash, pursuant to the issuance of 100,000 shares of Series E Preferred Stock to AER's major shareholder, Elmwood Partners II (affiliated with Chairman and Chief Executive Officer Jon Lindseth).

         Net cash and cash equivalents increased $0.44 million for the six months ended June 30, 2002 versus an increase of $0.13 million for the same period in 2001, due primarily to the issuance of Series D Preferred Stock and the Series E Preferred Stock offset by operating losses.

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

         The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in July 1993 and may continue to be highly volatile. Factors such as those described under "Forward Looking Statements" below may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many high technology companies have fluctuated substantially, often unrelated to the operating or research and development performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

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

AER Energy is a trademark of AER Energy Resources, Inc.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 22, 2002 the Company issued an aggregate of 100,000 shares of Series E Preferred Stock and warrants to purchase up to 1,851,852 shares of common stock for a total purchase price, net of transaction fees, of $1.00 million. The Series E Preferred Stock may be converted, at the option of the holders, to common stock of the Company at any time at a conversion price of $0.207 per share, subject to various possible adjustments. The Company may redeem the Series E Preferred Stock at a price equal to $10.00 per share plus at least three years worth of dividends (less any already paid); and it must be redeemed by April 2007, unless previously converted. Dividends accrue at the rate of 6.75% per annum, are cumulative and compound annually. The warrants are exercisable for five years and entitle the holders to purchase common stock at an exercise price of $0.216 per share, subject to various possible adjustments.

         The issuance of the Series E Preferred Stock and warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2), including Rule 506 of Regulation D promulgated thereunder. The purchaser of the Series E Preferred Stock and warrants was an accredited investor under Regulation D, and the Company did not engage in any advertising or general solicitation in connection with the sale of these securities.

         The Series E Preferred Stock ranks ahead of the Company's common stock and on parity with the Company's Series A through D Preferred Stock as to payment of dividends and amounts payable upon liquidation, dissolution or winding-up, and therefore could adversely affect the holders of common stock with respect to such payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2002 Annual Meeting of Shareholders was held on May 14, 2002. The only matter voted upon at this meeting was the election of six nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement (who are set forth below).

Name of Nominee                      Affirmative Votes             Votes Withheld
---------------                      -----------------             --------------
David G. Brown                           24,210,531                   161,160
James W. Dixon                           24,243,191                   128,500
David W. Dorheim                         24,112,465                   259,226
William L. Jackson                       24,113,791                   257,900
Jon A. Lindseth                          24,104,265                   267,426
John L. Wilkes                           24,113,791                   257,900

ITEM 5.  OTHER INFORMATION

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company's Chief Executive Officers and Chief Financial Officer submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

         EXHIBIT
         NUMBER           DESCRIPTION OF EXHIBITS
         -------          -----------------------
         3.1              Articles of Incorporation of the Company, as amended. (1)

         4.1              Warrant to Purchase Common Stock of AER Energy Resources, Inc.
                          dated April 22, 2002 between Elmwood Partners II and AER
                          Energy Resources, Inc. (2)

         10.1             Securities Purchase Agreement dated as of April 22, 2002 by and between Elmwood Partners II and AER Energy Resources, Inc.
                          (2)

         10.2             Consulting and Severance Agreement dated as of March 25, 2002 by and between David W. Dorheim and AER Energy Resources, Inc.
                          (1)

         (1) Filed on May 15, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21926) for the quarter ended March 31, 2002 and incorporated herein by reference.

         (2)      Filed on May 8, 2002 as an exhibit to Amendment No. 9 to
                  Schedule 13D, filed by Jon A. Lindseth et al., and incorporated herein by reference.

         (B)      REPORTS ON FORM 8-K:

         The registrant filed a report on Form 8-K on May 8, 2002 discussing a change in auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AER ENERGY RESOURCES, INC.



Date: August 13, 2002                  By: /s/ Lawrence Tinker
                                          ------------------------------------
                                          Lawrence Tinker, President



Date: August 13, 2002                  By: /s/ Taylor Kennedy
                                          ------------------------------------
                                          Taylor Kennedy
                                          Chief Financial Officer, Secretary
                                          and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)